Form 10-Q
period 2012-06-30
TGR Financial, Inc.
filed 2012-09-18
CIK 1551286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ________ to ________

(Commission File No. 333-182414)

TGR FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Florida	45-4250359
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3560 Kraft Road Naples, Florida 34105

(Address of principal executive offices)

(239) 348-8000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  YES    ☒  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  YES    ☐  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practical date.

Number of shares of the issuer’s common stock, $1.00 par value per share, issued and outstanding at September 14, 2012: three (3) (see “Explanatory Note” in this Report).

EXPLANATORY NOTE

TGR Financial, Inc., a Florida corporation (the “Company”), was formed to serve as the holding company for First National Bank of the Gulf Coast, a national bank headquartered in Naples, Collier County, Florida (the “Bank”). The Bank and the Company are parties to a Reorganization Agreement and Plan of Share Exchange, dated June 26, 2012 (the “Reorganization Agreement”) whereby each share of the Bank’s common stock will be automatically converted into the right to receive one share of the Company’s common stock, and the Bank will become a wholly owned subsidiary of the Company (the “Reorganization”). More information regarding the Reorganization is provided below. As of June 30, 2012, the Reorganization had not been completed, and, as of that date, the Company had no assets or liabilities, and had not conducted any business other than that of an organizational nature.

The Bank deregistered its common stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) by the filing of a Form 15 with the Office of the Comptroller of the Currency in May 2012, and, therefore, did not file a Form 10-Q for the quarter ended June 30, 2012. Accordingly, for informational purposes, a brief discussion of the Bank’s unaudited financial condition and results of operations is presented under Part I. Financial Information – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Reorganization

General

The following steps have already occurred in connection with the Reorganization:

1.	The Company has been incorporated as a Florida business corporation for the purpose of acquiring all of the Bank’s common stock and becoming a bank holding company.

2.	The boards of directors of both the Bank and the Company have adopted and approved the Reorganization Plan.

3.	The Company has filed an FR Y-3 (Application for Prior Approval to Become a Bank Holding Company) with the Federal Reserve, and has received approval.

4.	The Bank has filed an application with the OCC to reorganize into a holding company structure, and the OCC has approved such application, subject to certification of approval of the Reorganization by the shareholders of the Bank.

Among other things, in order to complete the Reorganization, the shareholders of the Bank must approve the Reorganization of the Bank on the terms set forth in the Reorganization Plan by the affirmative vote of two-thirds (2/3) of the outstanding common Bank stock, and the Bank and the Company must receive all required regulatory approvals. On September 17, 2012, the shareholders of the Bank approved the Reorganization by the requisite vote.

Structure

Upon receipt of the approval of the primary regulators, the Company will acquire all of the outstanding stock of the Bank as follows:

1.	The Company will file its Amended and Restated Articles of Incorporation and Articles of Share Exchange (including the Reorganization Plan) with the Department of State of the State of Florida.

2.	Upon completion of the Reorganization, all of the outstanding shares of Bank common stock (except those to which dissenters’ rights were properly exercised), will be automatically converted into the right to receive an equal number of shares of Company common stock, and the Company will then issue shares of its common stock to the existing shareholders of the Bank pursuant to exchange protocols established by the Company. Shareholders of the Bank who hold physical certificates will be required to submit such certificates before certificates representing Company common stock will be issued.

3.	The Company will issue warrants and stock options to purchase shares of the Holding Company’s common stock to holders of warrants and stock options to acquire the Bank’s common stock on a one-for-one basis. This conversion will take place automatically. Shareholders of the Bank who hold physical option agreements or warrant certificates will be required to submit such agreement(s) or certificate(s) before agreement(s) or certificate(s) representing Company warrants or stock options will be issued.

4.	The Company will own all of the issued and outstanding shares of common stock of the Bank, which will, thereafter, be a wholly owned subsidiary of the Company.

Description of the Reorganization

If the Reorganization is completed, each share of the Bank’s common stock, $5.00 par value, will be automatically converted into the right to receive one share of the Company’s common stock, $1.00 par value, and each outstanding warrant and stock option to purchase Bank common stock will be automatically converted into an identical warrant and stock option to purchase Company common stock. As a result, the Company will be owned by the Bank’s former shareholders (in the same proportion that they currently own the common stock of the Bank) and the Bank will become a wholly owned subsidiary of the Company. The terms of the Reorganization are set forth in the Reorganization Agreement, approved by the boards of directors of the Company and the Bank.

Reasons for the Reorganization

The boards of directors of the Company and the Bank believe that the formation of a holding company will benefit the Bank and its shareholders. In the opinion of the boards of directors, a holding company provides many operational and strategic advantages over a stand-alone bank, including the ability for the holding company to more readily expand its business and enter other markets and the greater flexibility that the holding company structure provides in meeting future capital needs, and, as a result, the ability of the Bank to compete more effectively with other banks that are held by bank holding companies. The Bank is also contractually obligated to complete the Reorganization by the terms of certain agreements entered into in connection with a 2011 private placement of common stock to certain private equity investors.

Approval of the Reorganization required the affirmative vote of two-thirds (2/3) of the total votes eligible to be cast at a special meeting of the shareholders of the Bank, which was held on September 17, 2012. The shareholders of the Bank approved the Reorganization at the special meeting.

Effect of the Reorganization

Immediately after the Reorganization takes place, (1) assuming there are no dissenters, the Company will have outstanding the same number of shares of common stock that the Bank had issued and outstanding immediately prior to the Reorganization, and (2) unless any shareholder perfects and exercises its dissenters’ rights, each shareholder will hold the same number of shares of Company common stock that they held in the Bank immediately prior to the Reorganization, and holders of warrants and stock options to acquire Bank common stock will hold the same number of warrants and stock options to acquire Company common stock.

Structure of the Reorganization

Upon completion of the Reorganization, the Company will acquire all of the outstanding common stock of the Bank through a share exchange of its common stock with all of the existing shareholders of the Bank, which share exchange will be effected pursuant to the provisions of the National Bank Act and the Florida Business Corporation Act. Upon completion of the share exchange, the common stock of the Bank currently held by the Bank’s shareholders will be automatically converted into the right to receive an equal amount of Company common stock.

Termination or Abandonment

The present intention is to use all reasonable efforts to obtain regulatory approval and satisfy the other conditions and to complete the Reorganization as promptly as possible. However, the Bank and the Company reserve the right to abandon the Reorganization at any time and for any reason whatsoever, although they will only do so if either or both fail to receive regulatory approval or if, in the opinion of the Bank’s or Company’s board of directors, the Reorganization is no longer in the best interests of the Bank or the Company, or the shareholders of either.

Comparative Per Share Data

The following table sets forth historical per share information of the Bank and the Company. The table also sets forth pro forma per share information after giving effect to the Reorganization. This information may not be relied upon as being indicative of the historical results that would have been achieved had these transactions occurred on an earlier date or the future results that the Bank will experience in the event these transactions are consummated.

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012		For the Year Ended December 31, 2011
Dollars in thousands	Bank Only	Pro Forma Company	Bank Only	Pro Forma Company	Bank Only
Net income/(loss)	$806	$181	$(414)	$(1,039)	$(5,933)

Per Common Share
Basic income/(loss) per share	$0.06	$0.01	$(0.03)	$(0.07)	$(0.55)
Diluted income/(loss) per share	0.06	0.01	(0.03)	(0.07)	(0.55)
Book value	4.59	4.55	4.59	4.55	4.61

Dividend payout ratio	0.00%	0.00%	0.00%	0.00%	0.00%

Basic and diluted weighted average number of shares outstanding	14,060,143	14,060,143	14,060,143	14,060,143	10,886,427

Operation of the Bank Following the Reorganization

The Company plans to conduct the business of the Bank following the Reorganization substantially unchanged from the manner in which it is now being conducted. Among other things:

•	The Bank’s name will not change.

•	The Bank’s office locations, hours of operation, and products and services offered will not be affected by the Reorganization.

•	The Bank will have the same management; no changes in the Bank’s officers or personnel will occur as a result of the Reorganization.

•	The Bank will continue to be subject to regulation and supervision, including examination, by the OCC and the FDIC, to the same extent as currently applicable.

•	The Bank will continue to prepare and file periodic Call Reports with the OCC.

Interest of Directors and Executive Officers in the Reorganization

The Bank’s executive officers and directors who are also shareholders will participate in the Reorganization in the same manner and to the same extent as all of the other shareholders of the Bank. All of the Bank’s executive officers and directors will continue as executive officers and directors of the Bank and/or the Company, as well as shareholders of common stock of the Company if the Reorganization is completed. As of September 17, 2012, the Bank’s executive officers and directors collectively beneficially owned 2,073,880 shares or 15% of the Bank’s outstanding common stock.

Closing Date

We anticipate that the closing of the Reorganization will take place no later than ten (10) days after all conditions have been met and all approvals, consents and authorizations for the valid and lawful completion of the Reorganization have been obtained. On the closing date of the Reorganization, the Company’s Articles of Incorporation (as amended and restated), the Certificate of Designation and the required Articles of Share Exchange will be filed with the State of Florida. The Company’s Bylaws (as amended and restated) will also go into effect on the closing date. The Company anticipates the Reorganization to close on or prior to September 24, 2012.

Post-Closing Private Placement

In connection with the closing, within thirty (30) days of the completion of the Reorganization, the Company also intends to conduct a private placement of its common and preferred stock, up to an aggregate purchase price of $2,000,000, to certain investors in the 2011 private placement (described above), in order to raise funds to pay for the Company’s expenses incurred in connection with the Reorganization and to provide general working capital. This subsequent issuance of Company common and preferred stock will be dilutive to the existing shareholders of the Company.

Pro Forma Financial Information

The following tables set forth per share information for the Company on a historical and pro forma combined basis. The adjustment represents the impact of the expenses incurred in organizing the Company.

The pro forma data in the table assumes that the Reorganization is accounted for as a reorganization under common control and the assets, liabilities and shareholders’ equity of the Bank immediately prior to the Reorganization will be carried forward on either separate or consolidated financial statements of the Bank and the Company after the Reorganization at the amounts carried on their respective books at the effective date of the Reorganization. The pro forma calculations reflect that 100% of the outstanding common stock of the Bank will be converted into shares of the Company common stock on a one-for-one basis. The pro forma per share information gives effect to the Reorganization as if the Reorganization had been effective (i) on the dates presented, in the case of the book value presented, and (ii) as of the beginning of the fiscal years presented, in the case of earnings and dividends per share. Upon completion of the Reorganization, the operating results of the Bank will be reflected in the consolidated financial statements of the Company on a prospective basis.

(dollars in thousands)	For the Three Months Ended June 30, 2012 Historical Adjustments Pro Forma			For the Six Months Ended June 30, 2012 Historical Adjustments Pro Forma
Total interest income	$4,143	$—	$4,143	$7,938	$—	$7,938
Total interest expense	807	—	807	1,449	—	1,449
Net interest income	3,336	—	3,336	6,489	—	6,489
Provision for loan losses	148	—	148	1,602	—	1,602
Total non interest income	931	—	931	1,491	—	1,491
Total non interest expense	3,313	625	3,938	6,792	625	7,417

Net loss	806	(625)	181	(414)	(625)	(1,039)

Total assets	$504,464	$(625)	$503,839	$504,464	$(625)	$503,839
Net loans	256,953	—	256,953	256,953	—	256,953
Deposits	379,702	—	379,702	379,702	—	379,702
Total stockholders’ equity	64,606	(625)	63,981	64,606	(625)	63,981

Per Common Share
Basic loss per share	$0.06	$(0.04)	$0.01	$(0.03)	$(0.04)	$(0.07)
Diluted loss per share (1)	0.06	(0.05)	0.01	(0.03)	(0.04)	(0.07)
Book value	4.59	(0.04)	4.55	4.59	(0.04)	4.55

Ratios

Return on average assets	0.65%	-0.51%	0.15%	-0.18%	-0.27%	-0.44%
Return on average tangible assets	0.66%	-0.51%	0.15%	-0.18%	-0.27%	-0.45%
Return on average equity	5.09%	-3.95%	1.14%	-1.31%	-1.97%	-3.28%
Return on average tangible equity	5.54%	-4.30%	1.24%	-1.42%	-2.15%	-3.57%
Average equity to average assets	12.80%	0.00%	12.80%	13.55%	0.00%	13.55%
Dividend payout ratio	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

(1)	There is no dilutive effect from stock options or warrants. There are a total of 1,887,939 outstanding warrants and options at
June 30, 2012 that have been excluded from the calculation of diluted loss per share because the effect would be anti-dilutive.

The below schedule illustrates the categories of estimated organizational costs included in the pro forma financial information supplied on this page.

(dollars in thousands)
Legal fees	$540
Accounting fees	75
Filing fees	10

$625

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Not applicable. See Explanatory Note.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

TGR Financial, Inc.

Not applicable. See Explanatory Note.

First National Bank of the Gulf Coast

Unaudited results of operations for the Bank reflect net income of $806,000 for the quarter ended June 30, 2012, or $0.06 per diluted share, compared to a net loss of $917,000, or ($0.08) per diluted share, for the quarter ended June 30, 2011. The net income for the quarter ended June 30, 2012 was due to an increase of $150 million in average earning assets which contributed $1.1 million more in net interest income. Net interest income for the second quarter of 2012 was $3.3 million, compared to $2.2 million for the second quarter of 2011. Gains on the sale of securities were $776,000 and $282,000, for the second quarters of 2012 and 2011, respectively.

Unaudited results of operations for the six months ended June 30, 2012 reflect a net loss of $414,000, or ($0.03) per diluted share, compared to a net loss of $1.8 million, or ($0.22) per diluted share, for the six months ended June 30, 2011. Net interest income for the six months ended June 30, 2012 was $6.5 million, compared to $4.3 million for the six months ended June 30, 2011. Gains on the sale of securities were $1.2 million and $276,000, for the six months ending June 30, 2012 and 2011, respectively.

At June 30, 2012, total assets were $504 million, total loans, net, were $257 million and total deposits were $380 million. At June 30, 2012, the Bank’s Tier I risk-based capital ratio was 20.88% and its Tier I leverage ratio was 11.77%.

On July 20, 2012, the Florida Office of Financial Regulation closed The Royal Palm Bank of Florida, Naples, Florida, (“Royal”) and appointed the FDIC as receiver. That same date, the Bank assumed approximately $77 million of Royal’s deposits and acquired approximately $78 million in assets from the FDIC under a whole-bank purchase and assumption agreement without loss share. The Bank did not pay the FDIC a premium to assume the deposits, and the assets were acquired at a discount to Royal’s historical book value as of July 20, 2012 of approximately $19.3 million, subject to customary adjustments. The Bank is in the process of determining the fair market value of the assets acquired and the deposits assumed. This will include the evaluation of the loan portfolio for the purposes of calculating its non-accretable credit risk discount, accretable discount (based upon assumed cash flows) and core deposit intangible. Financial information, to the extent required by the accounting regulations of the SEC, will be provided in a Current Report on Form 8-K to be filed by the Company no later than 75 days after consummation of the acquisition, or October 3, 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable. See Explanatory Note.

ITEM 4.	CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company’s management, with the participation of the Company’s principal executive and financial officers, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. During the quarter ended June 30, 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of April 23, 2009, between Panther Community Bank, N.A. and First National Bank of the Gulf Coast (in organization) (incorporated by reference to Form S-4 filed with the SEC on June 28, 2012).

2.2	First Amendment to the Agreement and Plan of Merger, dated as of June 23, 2009, between Panther Community Bank, N.A. and First National Bank of the Gulf Coast (in organization) (incorporated by reference to Form S-4 filed with the SEC on June 28, 2012).

2.3	Reorganization Agreement and Plan of Share Exchange, dated June 26, 2012, between First National Bank of the Gulf Coast and TGR Financial, Inc. (incorporated by reference to Form S-4 filed with the SEC on June 28, 2012).

2.4	Purchase and Assumption Agreement – Whole Bank/All Deposits, dated July 20, 2012, between First National Bank of the Gulf Coast, Federal Deposit Insurance Corporation, Receiver of the Royal Palm Bank of Florida, Naples, Florida and Federal Deposit Insurance Corporation (incorporated by reference to Form S-4/A filed with the SEC on August 3, 2012).

3.1	Articles of Incorporation of TGR Financial, Inc. (incorporated by reference to Form S-4 filed with the SEC on June 28, 2012).

3.2	Bylaws of TGR Financial, Inc. (incorporated by reference to Form S-4 filed with the SEC on June 28, 2012).

4.1	See Exhibits 3.1 and 3.2 for provisions in TGR Financial Inc.’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock.

4.2	Form of Certificate of TGR Financial, Inc. common stock. (incorporated by reference to Form S-4 filed with the SEC on June 28, 2012).

4.3	Form of TGR Financial, Inc. Organizer Warrant. (incorporated by reference to Form S-4 filed with the SEC on June 28, 2012).

4.4	Form of TGR Financial, Inc. Shareholder Warrant. (incorporated by reference to Form S-4 filed with the SEC on June 28, 2012).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.*

32.1	Section 1350 Certifications.*

* Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 18, 2012	By:	/s/ Gary L. Tice
Gary L. Tice
Chairman and Chief Executive Officer (principal executive officer)

Date: September 18, 2012	By:	/s/ Robert T. Reichert
Robert T. Reichert
Senior Executive Vice President and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of April 23, 2009, between Panther Community Bank, N.A. and First National Bank of the Gulf Coast (in organization) (incorporated by reference to Form S-4 filed with the SEC on June 28, 2012).

2.2	First Amendment to the Agreement and Plan of Merger, dated as of June 23, 2009, between Panther Community Bank, N.A. and First National Bank of the Gulf Coast (in organization) (incorporated by reference to Form S-4 filed with the SEC on June 28, 2012).

2.3	Reorganization Agreement and Plan of Share Exchange, dated June 26, 2012, between First National Bank of the Gulf Coast and TGR Financial, Inc. (incorporated by reference to Form S-4 filed with the SEC on June 28, 2012).

2.4	Purchase and Assumption Agreement – Whole Bank/All Deposits, dated July 20, 2012, between First National Bank of the Gulf Coast, Federal Deposit Insurance Corporation, Receiver of the Royal Palm Bank of Florida, Naples, Florida and Federal Deposit Insurance Corporation (incorporated by reference to Form S-4/A filed with the SEC on August 3, 2012).

3.1	Articles of Incorporation of TGR Financial, Inc. (incorporated by reference to Form S-4 filed with the SEC on June 28, 2012).

3.2	Bylaws of TGR Financial, Inc. (incorporated by reference to Form S-4 filed with the SEC on June 28, 2012).

4.1	See Exhibits 3.1 and 3.2 for provisions in TGR Financial Inc.’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock.

4.2	Form of Certificate of TGR Financial, Inc. common stock. (incorporated by reference to Form S-4 filed with the SEC on June 28, 2012).

4.3	Form of TGR Financial, Inc. Organizer Warrant. (incorporated by reference to Form S-4 filed with the SEC on June 28, 2012).

4.4	Form of TGR Financial, Inc. Shareholder Warrant. (incorporated by reference to Form S-4 filed with the SEC on June 28, 2012).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.*

32.1	Section 1350 Certifications.*

*Filed Herewith