Form 10-Q
period 2012-09-30
TGR Financial, Inc.
filed 2012-11-14
CIK 1551286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from              to

(Commission File No. 333-182414)

TGR FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

United States	20-8397856
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3560 Kraft Road Naples, Florida 34105

(Address of principal executive offices)

(239) 348-8000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  YES    ☐  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2012
Common Stock, $1.00 Par Value	14,060,143 Shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TGR Financial, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

(dollars in thousands)	September 30, 2012	December 31, 2011
Assets:
Cash and due from banks	$7,977	$9,950
Interest earning balances due from banks	21,066	45,550

Total cash and cash equivalents	29,043	55,500
Securities available-for-sale	186,939	130,649
Federal Reserve Bank stock	1,938	1,922
Federal Home Loan Bank stock	1,223	449
Loans, net of allowance for loan losses $4,782 and $3,057, respectively	319,676	181,162
Loans held for sale	417	237
Premises and equipment, net	18,264	18,544
Other real estate owned, net	2,781	799
Accrued interest receivable	1,953	1,085
Goodwill and other intangibles	5,289	5,196
Other assets	2,471	512

Total assets	$569,994	$396,055

Liabilities and Stockholders’ Equity:
Liabilities:
Noninterest-bearing demand deposits	$48,007	$23,151
Interest-bearing liabilities:
Money market	124,704	90,649
NOW	62,607	74,356
Savings	56,305	33,218
Certificates of deposit $100,000 or more	105,841	55,086
Certificates of deposit under $100,000	42,846	14,093

Total deposits	440,310	290,553

Securities sold under agreements to repurchase	47,314	38,580
Short term borrowings	5,000	—
Long term borrowings	6,000	—

Total borrowings	58,314	38,580

Other liabilities	3,660	2,167

Total liabilities	502,284	331,300

Stockholders’ Equity:
Common stock, $1 par value; 500,000,000 shares authorized, 14,060,143 issued and outstanding, respectively	14,060	14,060
Stock subscriptions	2,000	—
Additional paid-in capital	74,015	74,015
Accumulated deficit	(24,308)	(24,434)
Accumulated other comprehensive income	1,943	1,114

Total stockholders’ equity	67,710	64,755

Total liabilities and stockholders’ equity	$569,994	$396,055

See Notes to Consolidated Financial Statements.

TGR Financial, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
(dollars in thousands, except per share data)	2012	2011	2012	2011
Interest income:
Loans	$9,445	$5,227	$3,828	$1,947
Investment securities	3,313	3,325	1,100	1,021
Interest bearing balances due from banks	135	244	27	82
Federal funds sold	—	4	—	—

Total interest income	12,893	8,800	4,955	3,050

Interest expense:
Deposits	2,133	1,905	787	574
Repurchase agreements	128	98	44	36
Short term borrowings	3	—	3	—
Long term borrowings	31	—	12	—

Total interest expense	2,295	2,003	846	610

Net interest income	10,598	6,797	4,109	2,440
Provision for loan losses	1,963	1,316	361	490

Net interest income after provision for loan losses	8,635	5,481	3,748	1,950

Non-interest income:
Service charges and fees on deposit accounts	305	224	119	81
Title and closing services revenue	173	163	65	80
Gain (loss) on loans held for sale	(3)	28	(1)	11
Gains on sale of securities, net	1,951	557	791	281
Bargain purchase gain	982	—	982	—
Other non-interest income	84	71	45	32

	3,492	1,043	2,001	485

Non-interest expense:
Salaries and employee benefits	6,236	5,062	2,246	1,749
Occupancy and equipment	1,939	1,900	708	659
Professional fees	314	328	103	120
Data processing	407	282	162	61
Advertising, marketing, and business development	197	192	52	84
FDIC and OCC assessments	404	329	150	96
Merger, reorganization and acquisition related expense	1,462	—	1,462	—
Other non-interest expense	1,042	851	326	291

	12,001	8,944	5,209	3,060

Income/(loss) before income taxes	126	(2,420)	540	(625)

Provision for income taxes	—	—	—	—

Net income/(loss)	$126	$(2,420)	$540	$(625)

Basic and diluted income/(loss) per common share	$0.01	$(0.24)	$0.04	$(0.05)

Basic and diluted weighted average number of shares outstanding	14,060,143	9,904,399	14,060,143	13,402,644

TGR Financial, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011

Net income/(loss)	$126	$(2,420)	$540	$(625)
Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during the period	2,780	6,453	1,355	2,953
Less: Reclassification adjustment for (gains) losses recognized in earnings	(1,951)	(557)	(791)	(281)

Total other comprehensive income, net of tax:	829	5,896	564	2,672

Net comprehensive income	$955	$3,476	$1,104	$2,047

See Notes to Consolidated Financial Statements.

TGR Financial, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (unaudited)

(dollars in thousands)	Number of Outstanding Common Stock Shares	Common Stock	Stock Subscriptions	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2010	5,310,523	$5,311	$—	$43,036	$(18,501)	$(3,716)	$26,130

Stock sale:
Pursuant to private placement	8,089,731	8,090		28,410			36,500
Pursuant to rights offering	31,550	32		125			157
Net loss					(2,420)		(2,420)
Change in net unrealized gain (loss) on securities, net of reclassification and income tax						5,896	5,896

Balance, September 30, 2011	13,431,804	$13,433	$—	$71,571	$(20,921)	$2,180	$66,263

Balance, December 31, 2011	14,060,143	$14,060	$—	$74,015	$(24,434)	$1,114	$64,755

Stock sale:
Shares to be issued			2,000				2,000
Net income					126		126
Change in net unrealized gain (loss) on securities, net of reclassification and income tax						829	829

Balance, September 30, 2012	14,060,143	$14,060	$2,000	$74,015	$(24,308)	$1,943	$67,710

See Notes to Consolidated Financial Statements.

On September 25, 2012, First National Bank of the Gulf Coast (“the Bank”) completed its reorganization with TGR Financial, Inc. Pursuant to the terms of the reorganization, each share of common stock of First National Bank of the Gulf Coast was exchanged, on a one-for-one basis, for TGR Financial, Inc. common stock. The par value for shares of First National Bank of the Gulf Coast common stock is $5.00 and the par value of shares of TGR Financial, Inc. common stock is $1.00. The values for common stock and additional paid in capital have been restated to reflect the change to the $1.00 par value per share of the Company’s common stock in the above tables.

TGR Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2012	2011
Cash Flows From Operating Activities
Net income/(loss)	126	(2,420)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Provision for loan losses	1,963	1,316
Premium amortization and discount accretion on securities, net	1,072	455
Depreciation and amortization of premises and equipment	866	867
Loss on sale of fixed assets	—	25
Amortization of net deferred loan costs	444	135
Origination of loans held for sale	(4,193)	(2,711)
Proceeds from sales of loans held for sale	4,009	2,450
(Gain)/loss on sales of loans held for sale	3	(28)
Gain on sales of securities available for sale	(1,951)	(557)
Amortization of purchase accounting adjustments	(284)	(172)
Amortization of other intangibles	8	5
Bargain purchase gain recorded with Royal Palm acquisition	(982)	—
Net change in:
Accrued interest receivable	(868)	20
Other assets	286	414
Other liabilities	985	285

Net cash provided by operating activities	1,484	84

Cash Flows From Investing Activities
Cash and equivalents received in Royal Palm acquisition (net of gain, including FDIC)	34,816	—
Purchase of premises and equipment	(587)	(341)
Proceeds from the sale of premises and equipment	—	3
Purchase of Federal Home Loan and Federal Reserve Bank stock	(729)	(266)
Redemption of Federal Home Loan and Federal Reserve Bank stock	93	219
Purchase of securities available for sale	(157,155)	(43,394)
Proceeds from maturities, calls and principal repayments of securities available for sale	27,047	20,279
Proceeds from the sale of securities available for sale	77,287	32,817
Proceeds from the sale of other real estate	1,167	—
Originations and principal collections on loans, net	(101,884)	(50,664)

Net cash used in investing activities	(119,945)	(41,347)

Cash Flows From Financing Activities
Net increase in deposits	72,270	17,346
Net increase in securities sold under agreements to repurchase	8,734	13,705
Net increase in short term borrowings	5,000	—
Net increase in long term borrowings	6,000	—
Net proceeds from exercise of warrants	—	157

Net cash provided by financing activities	92,004	31,208

Net (decrease)/increase in cash and cash equivalents	(26,457)	(10,055)

Cash and cash equivalents:
Beginning of period	55,500	28,096

End of period	$29,043	$18,041

Supplemental Disclosures of Cash Flow Information
Cash: Cash payments for interest	$1,997	$2,010
Non-cash: Stock subscriptions	$2,000	$—
Non-cash: Loans transferred to other real estate owned	$—	$799

See Notes to Consolidated Financial Statements.

TGR Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business: TGR Financial, Inc. (the “Company”) is a Florida corporation organized in November 2011 at the direction of the Board of Directors of First National Bank of the Gulf Coast (the “Bank”) solely for the purpose of becoming a holding company for the Bank. Prior to September 25, 2012, the Company had no operating history and no business purpose other than to become a bank holding company. Effective September 25, 2012 (the “Effective Date”), the Company and the Bank completed a Reorganization, as more fully described in the Company’s registration statement on Form S-4, filed with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended, on June 26, 2012, and amended on Form S-4/A, filed with the SEC on August 3, 2012, (SEC Registration No. 333-182414). At the Effective Date, each issued and outstanding share of the Bank’s common stock was converted solely into the right to receive one (1) share of the Company’s common stock, pursuant to the terms of a Reorganization Agreement and Plan of Share Exchange, dated June 26, 2012, entered into between the Company and the Bank. All outstanding Bank warrants or options on the Effective Date were converted into Company warrants and options on a one-for-one basis. Upon completion of the reorganization, the Bank became a wholly owned subsidiary of the Company. The Company incurred approximately $665,000 in costs associated with the holding company formation. These costs are reflected in the Company’s results of operations for the three and nine months ended September 30, 2012.

The Bank commenced operations on October 23, 2009, as a federally chartered commercial bank in the State of Florida. Effective October 23, 2009 the Bank, formerly known as Panther Community Bank, N.A. (“Panther”) acquired First National Bank of the Gulf Coast (in organization) (“First National”); immediately thereafter Panther changed its name to First National Bank of the Gulf Coast. The acquisition was accounted for as a reverse acquisition. During its period of organization, First National incurred organizational, start-up and pre-opening costs of $8.8 million.

The Bank provides a full range of banking services to individual and corporate customers from its branch locations in Southwest Florida. All of the Bank’s activities relate to community banking and accordingly, the Bank has a single reportable segment.

Basis of presentation: The accompanying consolidated balance sheet as of December 31, 2011, which was derived from audited financial statements, and the unaudited consolidated financial statements for the three and nine months ended September 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the annual financial statements of the Bank for the year ended December 31, 2011 and notes thereto. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.

Results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the financial statements and footnotes thereto included in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Office of the Comptroller of the Currency (the “OCC”) on March 26, 2012, as amended on March 29, 2012.

Subsequent events: Management has evaluated subsequent events through the date the financial statements were issued.

TGR Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Recent accounting pronouncements: In April 2011, the Financial Accounting Standards Board, (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” to amend previous guidance with respect to troubled debt restructurings. This updated guidance is designed to assist creditors with determining whether or not a restructuring constitutes a troubled debt restructuring (“TDR”). In particular, additional guidance has been added to help creditors determine whether a concession has been granted and whether a debtor is experiencing financial difficulties. Both of these conditions are required to be met for a restructuring to constitute a troubled debt restructuring. The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and have been applied retrospectively to the beginning of the annual period of adoption. The Bank adopted the provisions of this update and it did not have a material impact on the Company’s financial position or results of operations.

In April 2011, the FASB issued ASU No. 2011-03 “Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Bank has adopted the methodologies prescribed by this ASU. The provisions of this update did not have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.” The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRSs”). The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company has adopted the methodologies prescribed by this ASU. The provisions of this update did not have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05 “Amendments to Topic 220, Comprehensive Income.” Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of the update has impacted disclosures only and did not have a material impact on the financial position or results of operations of the Company.

TGR Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In December 2011, FASB issued an update ASU No. 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05,” to defer the effective date for those changes related to the presentation of reclassifications of items out of accumulated other comprehensive income. While FASB continues to deliberate whether the reclassification adjustments should be presented on the face of the financial statements, reclassifications out of accumulated other comprehensive income should be reported in accordance with presentation requirements in effect prior to FASB’s update. The adoption of the update has impacted disclosures only and did not have a material impact on the financial position or results of operations of the Company. The Company will adopt the reclassifications disclosure related to ASU No. 2011-05 when the due date is finalized.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment.” The ASU provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the results of the qualitative analysis indicate it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step impairment test, which is required under current U.S. GAAP, would not be necessary. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Bank has adopted the methodologies prescribed by this ASU. The provisions of this update did not have a material impact on the Company’s financial position or results of operations.

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” The provisions of ASU No. 2012-02 permit an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test, as is currently required by GAAP. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The provisions of this update are not expected to have a material impact on the Company’s financial position or results of operations.

Reclassifications: Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications did not result in any changes to previously reported net income or stockholders’ equity.

TGR Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 2. ACQUISITION OF THE ROYAL PALM BANK OF FLORIDA

On July 20, 2012 (the “Closing Date”), the Florida Office of Financial Regulation closed The Royal Palm Bank of Florida, (“Royal”), Naples, Florida, and appointed the Federal Deposit Insurance Corporation (the “FDIC”) as receiver. That same date, the Bank assumed approximately $77 million of Royal’s deposits and acquired approximately $78 million in assets from the FDIC under a whole-bank purchase and assumption agreement without loss share (the “Acquisition”). The Bank did not pay the FDIC a premium to assume the deposits, and the assets were acquired at a discount to Royal’s historical book value as of July 20, 2012 of approximately $19.3 million, subject to customary adjustments.

The Acquisition resulted in a net gain of $613,000, after the establishment of a deferred tax liability of $369,000. The net after tax gain had been previously reported at $880,000 on the Company’s Current Report on Form 8-K filed October 3, 2012. There were measurement period adjustments totaling approximately $267,000, after tax, recorded subsequent to October 3, 2012. The adjustments represented tax liabilities for pending foreclosures ($295,000), additional fair value adjustments on investment securities ($16,000) and the write off of fixed assets removed from service ($118,000).

At September 30, 2012, the Company was in a consolidated cumulative net loss position and a full valuation reserve had been established for its net deferred tax asset. An updated analysis of the effect on the Company’s deferred tax status will be included in its Annual Report on Form 10-K for the fiscal year ending December 31, 2012. The foregoing gain is considered a bargain purchase gain under FASB ASC Topic 805, “Business Combinations,” since the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred. The Company recognized this gain as non-interest income in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2012.

Acquisition costs related to the Acquisition of $797,000 were recognized under the line item “merger, reorganization and acquisition related expense” in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2012.

TGR Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of the Closing Date, the Bank acquired assets with a fair value of approximately $79 million and assumed liabilities with a fair value of approximately $78 million. The following table sets forth the fair values of the assets acquired and liabilities assumed by the Bank as of July 20, 2012:

(dollars in thousands)	July 20, 2012
Assets Acquired:
Cash and due from banks	$8,281
Interest earning balances due from banks	9,383

Total cash and cash equivalents	17,664

Securities available-for-sale	1,761
Federal Home Loan Bank stock	154
Loans	38,807
Other real estate owned	3,149
Core deposit intangible	101
Receivable from FDIC	17,152
Interest receivable and other assets	244

Total assets acquired	$79,032

Liabilities Assumed:
Noninterest-bearing demand deposits	$16,546
Interest-bearing liabilities:
Money market	23,542
NOW	7,270
Savings	4,526
Certificates of deposit greater than $100,000	12,816
Certificates of deposit $100,000 or less	12,841

Total deposits	77,541

Other liabilities	878

Total liabilities assumed	78,419

Stockholders’ Equity:

Bargain purchase gain, net of deferred taxes	613

Total stockholders’ equity	613

Total liabilities and stockholders’ equity	$79,032

See Notes to Consolidated Financial Statements.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Both the purchased assets and liabilities assumed are recorded at their respective acquisition date fair values. Determining the fair values of assets and liabilities, especially the loan portfolio and foreclosed real estate, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values become available for loans and other real estate owned due to pending real estate appraisals.

The more significant fair value adjustments in our purchase accounting for the Acquisition were to loans. As of July 20, 2012, certain of the loans acquired from Royal had evidence of credit deterioration since origination, and it was probable that we would not collect all contractually required principal and interest

TGR Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

payments. Such loans identified at the time of the acquisition are accounted for under Accounting Standards Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). ASC 310-30 requires that acquired credit-impaired loans be recorded at fair value and prohibits carryover of the related allowance for loan losses.

Loans subject to ASC 310-30 were written down to an amount estimated to be collectible. Accordingly, such loans are not classified as nonaccrual, even though they may be contractually past due, because we expect to fully collect the new carrying values of such loans (that is, the new cost basis arising out of our purchase accounting). Loans subject to ASC 310-30 are also not included in the disclosure of loans 90 days or more past due and still accruing interest even though certain of them are 90 days or more contractually past due.

As noted above, ASC 310-30 loans were reclassified to accrual status in purchase accounting, and one effect of the elimination of nonaccrual loans is that, as certain non-ASC 310-30 loans begin to migrate to nonaccrual status, the percentage increase in nonaccrual loans can be higher because there are minimal loans transferring out of nonaccrual status. For further detail on the Acquisition, see Note 5 – Loans to the Financial Statements in this Report.

Loans acquired that do not have evidence of credit deterioration since origination are accounted for under ASC 310-20, Nonrefundable Fees and Other Costs (“ASC 310-20”). Interest is recognized using the simple-interest method.

NOTE 3. SUBSEQUENT EVENTS

On October 10, 2012, the Company closed a private placement of securities to two investor groups, each of which were existing shareholders of the Company. The Company issued 105,109 shares of the Company’s common stock, $1.00 par value and 126,573 shares of the Company’s Series A Nonvoting Convertible Preferred Stock (see description below), $1.00 par value to one investor group, and 168,318 shares of the Company’s common stock to the second investor group, at a purchase price, for all securities sold, of $5.00 per share. The gross proceeds to the Company from this private placement was $2,000,000. As required by the Company’s Stockholders’ Agreement, the Company obtained necessary waivers from investors who are a party to the Stockholders’ Agreement to the requirement that capital drawdowns be made at a minimum $10,000,000 level, in order to conduct this private placement at the $2,000,000 level.

In accordance with U.S. GAAP, the private placement transaction described above has been included in the financial statements contained within this Report since stock subscriptions were executed prior to September 30, 2012 and the subscription receivable was collected before the financial statements were issued.

Nonvoting Series A Convertible Preferred Stock

Upon completion of the reorganization, and in conjunction with the filing of its Amended and Restated Articles of Incorporation and Articles of Share Exchange, the Company filed with the State of Florida, a Certificate of Designation, which defined the rights of a new series of 7,050,000 shares of authorized preferred stock. The newly authorized preferred stock is titled “Nonvoting Series A Convertible Preferred Stock” (the “Series A Preferred Stock”).

The Series A Preferred Stock does not carry any voting rights other than on matters with respect to which the holders of such Series A Preferred Stock are entitled to vote by law. Holders of the Series A Preferred Stock are entitled to receive any dividends declared by the Company pari passu with the Company’s common stock holders. Upon any liquidation, dissolution or winding-up of the Company, the holders of the Series A Preferred Stock are entitled to receive a liquidation preference on shares of the Series A

TGR Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Preferred Stock equal to the greater of (i) one cent ($0.01) per share and (ii) the amount the holder of such shares of Series A Preferred Stock would receive in respect of such share if such share had been converted (on a one-for-one) into Company common stock at the time of such liquidation. The Series A Preferred Stock is convertible into the Company’s common stock on a one-for-one basis: (i) at the election of the holder, if such conversion would not cause the holder to hold greater than 9.99% of the Company’s outstanding common stock at the time of such conversion, or (ii) automatically, if shares of such Series A Preferred Stock are ever transferred to a “non-affiliate” of the Company in a permissible transfer.

NOTE 4. SECURITIES

The amortized cost and fair value of securities available for sale at September 30, 2012 and December 31, 2011, respectively, are summarized as follows (dollars in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2012:
Securities Available for Sale
U.S. Government agencies and government sponsored entities	$74,616	$694	$51	$75,259
Agency mortgage backed securities	46,361	1,079	—	47,440
Agency collateralized mortgage obligations	10,737	95	4	10,828
State, county and municipal	47,028	396	299	47,125
Corporate bonds	6,254	67	34	6,287

Total	$184,996	$2,331	$388	$186,939

December 31, 2011:
Securities Available for Sale
U.S. Government agencies and government sponsored entities	$32,346	$103	$58	$32,391
Agency mortgage backed securities	44,091	327	10	44,408
Agency collateralized mortgage obligations	17,620	154	41	17,733
State, county and municipal	30,028	1,099	180	30,947
Corporate bonds	5,450	22	302	5,170

Total	$129,535	$1,705	$591	$130,649

Information pertaining to securities available for sale with gross unrealized losses at September 30, 2012 and December 31, 2011, respectively, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (dollars in thousands).

TGR Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Less than Twelve Months		Over Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
September 30, 2012:
U.S. Government agencies and government sponsored entities	$49	$12,936	$2	$1,341	$51	$14,277
Agency mortgage backed securities	—	—	—	—	—	—
Agency collateralized mortgage obligations	3	1,252	1	107	4	1,359
State, county and municipal	299	24,077	—	—	299	24,077
Corporate bonds	10	490	24	2,476	34	2,966

	$361	$38,755	$27	$3,924	$388	$42,679

December 31, 2011:
U.S. Government agencies and government sponsored entities	$58	$8,258	$—	$—	$58	$8,258
Agency mortgage backed securities	10	4,218	—	—	10	4,218
Agency collateralized mortgage obligations	41	3,332	—	—	41	3,332
State, county and municipal	180	9,004	—	—	180	9,004
Corporate bonds	237	2,713	65	1,935	302	4,648

	$526	$27,525	$65	$1,935	$591	$29,460

As of September 30, 2012, a total of 33 investment securities were in unrealized loss positions. The unrealized losses resulted from fair values falling below book values due to higher levels of market interest rates on the measurement date. The fair value of fixed rate investment securities is inversely related to interest rates, i.e., rising market rates of interest cause reductions in the fair values assigned to investment securities. Unrealized losses, by security type, as of September 30, 2012, are further described below.

As of September 30, 2012, nine U.S. government agency securities were in unrealized loss positions. All nine of these bonds were issued by the Small Business Administration (“SBA”). One of these bonds had remained in a loss position for 15 consecutive months, triggering Other Than Temporary Impairment (“OTTI”) assessments. The bond credit rating is implicit AAA. The bond’s small unrealized loss of only -0.16%, combined with the fact the issuer has not defaulted and carries the unconditional full faith and credit guarantee of the U.S. Government, led management to conclude that the unrealized loss within this security was not other-than-temporary. Since the remaining eight SBA bonds were AAA rated and no bond had remained in a loss position for longer than five consecutive months, management concluded that the unrealized losses within the agency securities were not other-than-temporary.

As of September 30, 2012, two mortgage-backed securities were in unrealized loss positions. One of these bonds had remained in a loss position for 16 months, triggering an OTTI assessment. The bond was a floating rate CMO issued by the Government National Mortgage Association (“GNMA”). The regular paydown on October 16, 2012 reduced this bond’s book value to $0. The bond has matured. No impairment exists. The second bond was a fixed rate CMO issued by the Federal Home Loan Mortgage Corporation (“FHLMC”). The bond had remained in a loss position for only one month. Management concluded that the unrealized loss within this fixed rate CMO was not other-than-temporary.

As of September 30, 2012, four corporate bonds were in unrealized loss positions. A senior, unsecured corporate bond issued by Morgan Stanley (“MS”) had remained in a loss position for 13 consecutive months, triggering an OTTI assessment. The bond’s Standard & Poor’s credit rating has been stable: A-. On June 21, 2012, Moody’s downgraded the ratings of 15 banks and securities firms with global capital market operations, including MS, citing significant exposure to the volatility and risk of outsized losses

TGR Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

inherent to capital market activities. However, they engage in other, often market leading business activities providing important “shock absorbers” that mitigate the potential volatility of capital market operations. The bond’s very small and shrinking unrealized loss of only -0.89%, a credit assessment, the fact that the issuer had not defaulted, and the Bank’s ability to hold this investment to maturity in 2015, led management to conclude that the unrealized loss within this security was not other-than-temporary. A fixed-to-floating corporate bond issued by Goldman Sachs Group Inc. (“Goldman”) had remained in an unrealized loss position for 22 consecutive months, also triggering an OTTI assessment. The bond’s Standard & Poor’s credit rating has remained stable at A- since November 29, 2011, when Standard & Poor’s reviewed its ratings on 37 of the largest financial institutions in the world, including Goldman. S&P published an update on January 18, 2012 which did not affect the ratings, but S&P reported that despite difficult operating conditions, Goldman continues to perform well. On June 21, 2012, Moody’s downgraded 15 banks and securities firms with global capital market operations. Goldman’s senior unsecured debt rating was downgraded to A3 from A1. The bond’s very small and shrinking unrealized loss of only -1.68%, a credit assessment, combined with the fact the issuer had not defaulted, and the Bank’s ability to hold this investment to maturity in 2017, led management to conclude that the unrealized loss within this security was not other-than-temporary. A senior, unsecured corporate bond issued by Barclays Bank had remained in a loss position for 13 consecutive months, triggering an OTTI assessment. Moody’s and Standard & Poor’s on July 5, 2012 changed the outlooks on certain ratings of Barclays Bank to negative from stable, citing the recent senior management resignations at the bank’s parent Barclays PLC. Moody’s said the management upheaval and consequent uncertainty surrounding the firm’s direction are negative for bondholders. Specifically, the agency noted that shareholder and political pressures on Barclays Bank, which resulted in the resignations of the bank’s CEO and COO, could lead to broader pressure on the bank to shift its business model away from investment banking and reform perceived failures in its business culture. S&P revised the outlook on its long term rating of Barclays Bank to negative from stable, citing the resignation of CEO Bob Diamond. The bond’s very small and shrinking unrealized loss of only -0.70%, combined with the fact that the issuer has not defaulted, the issuers’ size and strength, and the bank’s ability to hold this investment to maturity in 2016, leads management to conclude that the unrealized loss within this security is not other-than-temporary. The other corporate bond had remained in an unrealized loss position for six months. Again, management concluded that the unrealized loss within the corporate security was not other-than-temporary.

As of September 30, 2012, 18 taxable municipal bonds were in unrealized loss positions. Since all eighteen bonds had remained in a loss position for no longer than 10 months, management concluded that the unrealized losses within the taxable municipal securities were not other-than-temporary. Management employs multiple techniques to assess the underlying credit quality of the bonds in the municipal portfolio. Pre-purchase, the bonds are analyzed geographically to avoid regions of the country which concern management, e.g., California. Post-purchase, management checks Moody’s credit rating by issue to detect downgrades. Sterne Agee generates Credit Obligor Risk Evaluation (“CORE”) reports for general obligation municipal bonds. CORE reports analyze the socioeconomic profile, financial performance and long-term obligations of bond issuers to derive investment grades. Next, management reviews the most recent financial statements of each municipal issue. Finally, the Credit Department performs an annual review of the demographics of each state or municipality to reveal negative trends. These assessments revealed no credit quality concerns.

As of December 31, 2011, a total of 25 investment securities were in unrealized loss positions. The unrealized losses resulted from fair values falling below book values due to higher levels of market interest rates on the measurement date. The fair value of fixed rate investment securities is inversely proportional to interest rates, i.e., higher market interest rates cause lower fair values. Since December 2010, market interest rates have fallen, reducing the aggregate level of unrealized losses. Unrealized losses, by security type, as of December 31, 2011, are further described below.

TGR Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2011, seven U.S. government agency securities were in unrealized loss positions. All bonds were issued by the SBA. Since all seven bonds were AAA rated and no bond had remained in a loss position for longer than eight consecutive months, management concluded that the unrealized losses within the agency securities were not other-than-temporary.

As of December 31, 2011, two mortgage-backed securities were in unrealized loss positions. Since the bonds were issued by the Federal National Mortgage Association (“FNMA”) and the FHLMC, and no bond had remained in a loss position for longer than three consecutive months, management concluded that the unrealized loss within the mortgage-backed securities were not other-than-temporary. As of December 31, 2011, one floating rate, collateralized mortgage obligation was in an unrealized loss position. Since the bond was issued by the GNMA and had remained in a loss position for only seven consecutive months, management concluded that the unrealized loss within the floating rate collateralized mortgage obligation was not other-than-temporary. As of December 31, 2011, one fixed rate, collateralized mortgage obligation was in an unrealized loss position. Since the bond was also issued by GNMA and had remained in a loss position for only two consecutive months, management concluded that the unrealized loss within the fixed rate collateralized mortgage obligation was not other-than-temporary.

As of December 31, 2011, six corporate bonds were in unrealized loss positions. On September 21, 2011, the Bank of America corporate security was downgraded by Moody’s to Baa1. This bond had remained in a loss position for 20 consecutive months and management performed an OTTI assessment as of year end. Based on strong fourth quarter earnings, a credit assessment, the fact that the issuer had not defaulted, and the Bank’s ability to hold this investment to maturity, management concluded that the unrealized loss within this security was not other-than-temporary. A senior, unsecured corporate bond issued by General Electric Capital Corp. had remained in a loss position for 14 consecutive months, triggering an OTTI assessment. The bond credit ratings have been stable: Moody’s Aa2, Standard & Poor’s AA+. The bond’s small unrealized loss of -2%, a credit assessment, combined with the fact the issuer has not defaulted, and the Bank’s ability to hold this investment three years to maturity in 2015, led management to conclude that the unrealized loss within this security was not other-than-temporary. A fixed-to-floating corporate bond issued by Goldman. had remained in an unrealized loss position for 13 consecutive months, also triggering an OTTI assessment. On November 29, 2011, Standard & Poor’s reviewed its ratings on 37 of the largest financial institutions in the world, including Goldman. The Goldman credit rating was changed from A to A-. The bond’s small unrealized loss of -3%, a credit assessment, combined with the fact the issuer has not defaulted, and the Bank’s ability to hold this investment to maturity in 2017, led management to conclude that the unrealized loss within this security was not other-than-temporary. The other three corporate bonds in unrealized loss positions had persisted for six, four, and four months, respectively. Again, management concluded that the unrealized losses within the corporate securities were not other-than-temporary.

As of December 31, 2011, one tax-free municipal bond was in an unrealized loss position. Since the bond was rated Aa1 by Moody’s and had remained in a loss position for only one month, management concluded that the unrealized loss within the tax-free municipal bond was not other-than-temporary. As of December 31, 2011, seven taxable municipal bonds were in unrealized loss positions. Since all seven bonds had remained in a loss position for only one month, management concluded that the unrealized losses within the taxable municipal securities were not other-than-temporary.

On an annual basis, the OTTI Policy requires the Bank’s Treasurer to review the audited financial statements of the FHLB of Atlanta to evaluate impairment of our FHLB stock. Audited financial statements for 2011 indicate FHLB Atlanta is profitable, with adequate liquidity. As a result, management concluded that the FHLB stock held to maturity is not impaired.

As of September 30, 2012, management concluded that it is not more likely than not that the Bank will be required to sell any of the securities in an unrealized loss position before they recover in value.

TGR Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The amortized cost and fair value of securities at September 30, 2012 and December 31, 2011, respectively, by contractual maturity, are shown below (dollars in thousands).

	Securities Available for Sale
	Amortized Cost	Fair Value
September 30, 2012:
Due within one year	$1,997	$2,013
Due after one year through five years	59,623	60,473
Due after five years through ten years	59,263	60,030
Due over ten years	64,113	64,423

Total	$184,996	$186,939

December 31, 2011:
Due within one year	$1,432	$1,429
Due after one year through five years	57,151	57,244
Due after five years through ten years	37,073	37,432
Due over ten years	33,879	34,544

Total	$129,535	$130,649

Mortgage backed securities are included in the table above based on their contractual maturities.

During the three months ended September 30, 2012 and 2011, the Bank recognized net gains of $791,000 and $281,000, respectively, on the sale of securities.

At September 30, 2012, and December 31, 2011, securities with a carrying value of $64.3 million and $24.5 million, respectively, were pledged to the State of Florida as collateral for deposits of public entities. At September 30, 2012, and December 31, 2011, securities with a carrying value of $48.3 million and $40.3 million, respectively, were pledged as collateral for securities sold under agreements to repurchase.

TGR Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 5. LOANS, ALLOWANCE AND ASSET QUALITY

The composition of net loans is as follows at September 30, 2012 and December 31, 2011, respectively (dollars in thousands).

	September 30, 2012		December 31, 2011
Commercial real estate	$154,022	45%	$82,615	45%
Construction loans	33,937	10%	17,083	9%
Commercial and industrial	18,179	5%	16,800	9%
Home equity lines of credit	8,594	3%	4,453	3%
Residential single family (includes loans held for sale, $417 and $237, respectively)	96,808	29%	38,793	21%
Residential multifamily	14,367	4%	8,019	4%
Consumer installment loans	12,360	4%	15,942	9%

	338,267	100%	183,705	100%

Less accretable discount	(2,344)		(330)
Less unaccretable discount	(12,511)		—

	323,412		183,375

Plus net deferred loan origination costs	1,463		1,081
Less allowance for loan losses	(4,782)		(3,057)

Net loans	$320,093		$181,399

The purchase discounts in the above table depict the remaining fair value adjustments for credit and market rate risk recorded in connection with the acquisitions of Panther in October 2009 and Royal in July 2012. Portions related to market rates are being accreted into income, under the simple-interest method, as a yield adjustment over the life of the underlying loans.

Loan Origination/Risk Management

The Bank has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions. Management evaluates credit risk on the following portfolio segments:

Commercial and Industrial Loans: Commercial credit is extended primarily to middle market customers. Such credits typically comprise working capital loans, loans for physical asset expansion, asset acquisition loans and other business loans. Loans to closely held businesses will generally be guaranteed in full or for a substantial amount by the businesses’ majority owners. Commercial loans are made based primarily on the historical and projected cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not behave as forecasted and collateral securing loans may fluctuate in value due to economic or individual performance factors. Minimum standards and underwriting guidelines have been established for all commercial loan types.

Commercial Real Estate Loans: The Bank’s goal is to originate and maintain a high quality portfolio of commercial real estate loans with customers who meet the quality and relationship profitability objectives of the Bank. Commercial real estate loans are subject to underwriting standards and processes similar to

TGR Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

commercial and industrial loans. These loans are viewed primarily as cash flow loans and the repayment of these loans is largely dependent on the successful operation of the underlying property. The Bank also looks to the sale of the underlying collateral as a means of secondary repayment. Loan performance may be adversely affected by factors impacting the general economy or conditions specific to the real estate market such as geographic location and/or property type.

Construction Loans: The Bank defines construction loans as loans where the loan proceeds are controlled by the Bank and used exclusively for the improvement of residential or commercial real estate in which the Bank holds a mortgage. These loans generally must be supported by an adequate “as completed” value of the underlying project. In addition to the underlying project, the financial history of the borrower weighs significantly in determining approval. The repayment of these loans is typically through permanent financing upon completion of the construction. Real estate construction loans are inherently more risky than loans on completed properties due to the unimproved nature and the financial risks of construction. Due to the inherent risk in this type of loan, they are subject to industry specific policy guidelines outlined in the Bank’s Loan Policy and are monitored closely.

Residential Single and Multifamily Loans (including Home Equity Lines of Credit): The Bank originates fixed and adjustable rate residential real estate loans secured by one to four and, on a very limited basis, multifamily dwellings. First mortgage loan terms range from five to thirty years. In deciding whether to make a residential real estate loan, we consider the qualifications of the borrower as well as the value of the underlying property.

Residential mortgages that are sold generally have recourse obligations if any of the first four payments become past due over 30 days under certain investor contracts and over 90 days under other investor contracts. The Bank may also be required to repurchase mortgages that do not conform to FNMA or FHLMC underwriting standards or that contain critical documentation errors or fraud. The Bank only originates for sale mortgages that conform to FNMA or FHLMC underwriting guidelines. The Bank has not sustained any recourse-related losses in its mortgage program. No recourse liability was recorded for these mortgages.

Consumer Installment Loans: The Bank originates direct and indirect consumer loans. They mostly include automobile and light duty truck loans, lot loans and personal lines of credit, secured and unsecured. Each loan type has a separate underwriting matrix including but not limited to debt to income ratio, term requirements, type of collateral and loan to collateral value, credit history and relationship with the borrower.

TGR Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Allowance For Loan Losses

The following tables illustrate certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the nine months ended September 30, 2012 and 2011, respectively, (dollars in thousands).

	Residential Single & Multifamily	Commercial Real Estate	Construction Loans	Commercial and Industrial	Consumer and Other	Total
The Bank’s activity in the allowance for loan losses is summarized below for the nine months ended 09/30/12:

Allowance For Loan Losses
Originated Loans:
Beginning Balance	$398	$485	$604	$221	$135	$1,843
Provision	362	1,061	232	74	84	1,813
Charge Offs	—	—	—	—	75	75
Recoveries	—	—	—	—	31	31

Ending Balance Originated Loans:	$760	$1,546	$836	$295	$175	$3,612

Acquired Loans:
Beginning balance	219	922	43	23	7	1,214
Provision	57	34	74	(8)	(6)	151
Charge Offs	100	—	117	—	—	217
Recoveries	22	—	—	—	—	22

Ending Balance Acquired Loans:	$198	$956	$—	$15	$1	$1,170

Ending Balance Total Allowance:	$958	$2,502	$836	$310	$176	$4,782

The Bank’s activity in the allowance for loan losses is summarized below for the nine months ended 09/30/11:

Allowance For Loan Losses

Originated Loans:
Beginning Balance	$122	$528	$26	$105	$98	$879
Provision	152	226	124	6	82	590
Charge Offs				1	21	22
Recoveries					1	1

Ending Balance Originated Loans:	$274	$754	$150	$110	$160	$1,448

Acquired Loans:
Beginning balance	—	169	—	—	—	169
Provision	43	660	19	1	3	726
Charge Offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—

Ending Balance Acquired Loans:	$43	$829	$19	$1	$3	$895

Ending Balance Total Allowance:	$317	$1,583	$169	$111	$163	$2,343

TGR Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables illustrate certain information with respect to our allowance for loan losses and the composition of impaired loans as of September 30, 2012 and December 31, 2011, respectively, (dollars in thousands).

	Residential Single & Multifamily	Commercial Real Estate	Construction Loans	Commercial and Industrial	Consumer and Other	Total
The Bank’s allowance for loan losses impairment evaluation at September 30, 2012:

Individually evaluated for impairment	$80	$117	$—	$—	$—	$197
Collectively evaluated for impairment	878	2,385	836	310	176	4,585
Acquired with deteriorated credit quality	—	—	—	—	—	—

Ending Balance Total Allowance:	$958	$2,502	$836	$310	$176	$4,782

The Bank’s loan balances based on impairment evaluation at September 30, 2012:
Individually evaluated for impairment	$306	$1,497	$449	$—	$66	$2,318
Collectively evaluated for impairment	102,348	125,940	26,965	16,757	12,232	284,242
Acquired with deteriorated credit quality	13,887	15,081	6,523	1,333	28	36,852

Ending Balance Total Loans:	$116,541	$142,518	$33,937	$18,090	$12,326	$323,412

The Bank’s allowance for loan losses impairment evaluation at December 31, 2011:
Individually evaluated for impairment	$100	$—	$—	$—	$—	$100
Collectively evaluated for impairment	516	1,407	647	246	141	2,957
Acquired with deteriorated credit quality	—	—	—	—	—	—

Ending Balance Total Allowance:	$616	$1,407	$647	$246	$141	$3,057

The Bank’s loan balances based on impairment evaluation at December 31, 2011:
Individually evaluated for impairment	$157	$855	$—	$—	$110	$1,122
Collectively evaluated for impairment	51,035	81,517	17,083	16,787	15,831	182,253
Acquired with deteriorated credit quality	—	—	—	—	—	—

Ending Balance Total Loans:	$51,192	$82,372	$17,083	$16,787	$15,941	$183,375

The general loss reserve was $4.6 million as of September 30, 2012 and $3.0 million as of December 31, 2011. There were specific reserves of $197,000 on loans at September 30, 2012 and $100,000 at December 31, 2011. The increase in the general loss reserve was due to increases in net loans outstanding of approximately $102 million, excluding loans acquired in July 2012.

TGR Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The below tables represent the loan portfolio, segmented by risk factors, as of September 30, 2012 and December 31, 2011, respectively (dollars in thousands).

As of September 30, 2012	Residential Single & Multifamily	Commercial Real Estate	Construction Loans	Commercial and Industrial	Consumer and Other	Total Loans
Originated Loans:
Risk Free	$—	$—	$—	$320	$582	$902
Excellent	—	738	—	675	400	1,813
Good	4,812	23,312	1,647	2,463	126	32,360
Satisfactory	92,902	84,723	25,318	11,623	11,029	225,595
Watch	—	—	—	—	—	—
OLEM	—	—	—	—	67	67
Substandard	—	4,117	—	1,415	25	5,557
Doubtful	—	—	—	—	—	—

Sub-total	97,714	112,890	26,965	16,496	12,229	266,294

Acquired Loans:
Risk Free	—	—	—	—	—	—
Excellent	—	—	—	—	—	—
Good	13,887	15,081	6,523	1,333	28	36,852
Satisfactory	4,635	9,781	—	161	69	14,646
Watch	—	—	—	—	—	—
OLEM	225	541	—	42	—	808
Substandard	—	4,108	449	58	—	4,615
Doubtful	80	117	—	—	—	197

Sub-total	18,827	29,628	6,972	1,594	97	57,118

Total	$116,541	$142,518	$33,937	$18,090	$12,326	$323,412

As of December 31, 2011	Residential Single & Multifamily	Commercial Real Estate	Construction Loans	Commercial and Industrial	Consumer and Other	Total Loans
Originated Loans:
Risk Free	$—	$—	$—	$359	$621	$980
Excellent	—	764	—	675	400	1,839
Good	974	15,539	4,047	2,726	579	23,865
Satisfactory	44,769	49,448	12,286	12,631	13,956	133,090
Watch	—	—	—	—	53	53
OLEM	—	—	—	—	—	—
Substandard	—	—	—	—	15	15
Doubtful	—	—	—	—	—	—

Sub-total	45,743	65,751	16,333	16,391	15,624	159,842

Acquired Loans:
Risk Free	—	—	—	—	—	—
Excellent	—	—	—	—	62	62
Good	—	—	—	—	—	—
Satisfactory	5,392	13,039	750	396	255	19,832
Watch	—	2,743	—	—	—	2,743
OLEM	—	—	—	—	—	—
Substandard	—	364	—	—	—	364
Doubtful	57	475	—	—	—	532

Sub-total	5,449	16,621	750	396	317	23,533

Total	$51,192	$82,372	$17,083	$16,787	$15,941	$183,375

TGR Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Bank applies internal risk ratings to all loans on a scale of 1 to 9. A description of the general characteristics of the nine risk grades are as follows:

1-Risk Free – Loans are of the highest quality. Very sound financial position, high liquidity, little or no leverage, strong capital position and cash flow, superior management, seasoned stable industry, unqualified audits. Refinancing is easily available at virtually any bank. Any loan fully secured by short term government or cash deposits.

2-Excellent – Excellent loans run from the upper end to the middle of the high quality range. Sound financial position, good liquidity, modest leverage, good cash flow, experienced management and good trends in established business. Generally receive unqualified audits. Refinancing available at most banks. Real estate loans with strong loan to value and debt service coverage ratios. Marketable collateral values substantiated, strong and liquid.

3-Good – Good financial condition, liquidity and a history of earnings with indications that the trend will continue, typical of industry. Working capital or cash flow sufficient to repay debt as scheduled. Handles credit needs in a satisfactory manner. Real estate loans with acceptable loan to value and debt service coverage ratios. Marketable collateral values substantiated and adequate. Secured loans granted to high net worth individuals with adequate liquidity to support the loans. Adequate liquidity will be calculated as cash and or marketable securities equal to the amount of the loan granted to the borrower. Secured loans granted to high net worth individuals with adequate liquidity to support the loans. Adequate liquidity will be calculated as cash and or marketable securities equal to the amount of the loan granted to the borrower.

4-Satisfactory – An established borrower that represents a reasonable credit risk. Satisfactory loans run from medium to lower medium quality range. Financial condition and performance is acceptable, but may be subject to significant fluctuations. During periods of economic downturn, the financial condition may become unstable. May include borrowers growing rapidly with high leverage. Secondary sources of repayment require significant attention and may include close monitoring of a borrowing base or comprehensive loan covenant protection. This category will frequently include loans that:

•	Require special monitoring of any kind, such as wholesale auto financing (floor plans).

•	Are guaranteed by an agency of the U.S. government such as the SBA.

•	Involve speculative construction of the collateral.

•	Involve an average borrower in a highly cyclical industry such as machine shops or construction.

5-Watch – Watch Loans identify borrowers who are significantly uncertain in their ability to maintain or improve their financial performance. Loans are of minimum acceptable quality. Financial condition is unstable and shows minimally acceptable support for credit accommodation. Historic financial performance may be inconsistent or uncertain. Borrower has demonstrated the ability to meet all contractual obligations; however, payments may at times be delayed. Secondary sources of repayment are adequate, but weakened somewhat by lack of liquidity or properly documented value.

This category will frequently include loans that:

•	Lack adequate successor management. Also, management expertise is limited to technical areas, while demonstrated weaknesses are found in finance or administration.

•	Involve administrative and handling costs which may be above average for the portfolio.

•

Have no current financial statements and which are not fully secured by cash or marketable securities. Since an accurate assessment of an appropriate loan risk rating cannot be determined, the rating of 5 may be applied by default.

•	Liquidity is acceptable, but concentration in non-cash assets puts stress on solvency.

•	Infrequent overdrafts are quickly corrected.

•	Temporary documentation or collateral weaknesses, such as failure to be named as lender loss payee on insurance.

TGR Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

A specific action plan including measurable benchmarks will be developed by the responsible lender and his supervisor for review. Progress is monitored on an interim basis by the Loan Officer and reported at subsequent reviews as scheduled.

6-OLEM (Other Loans Especially Mentioned) – Assets have potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Other Loans Especially Mentioned assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

OLEM assets have potential weaknesses that may, if not checked or corrected, weaken the asset or inadequately protect the institution’s position at some future date. These assets pose elevated risk, but their weakness does not yet justify a substandard classification. Borrowers may be experiencing adverse operating trends:

•	Declining revenues or margins

•	An ill-proportioned balance sheet

•	Example: increasing inventory without an increase in sales, high leverage, tight liquidity).

•	Adverse economic or market conditions,

•	Such as interest rate increases or entry of new competitor, may also support a OLEM rating

•	Non-financial reasons:

•	Management problems

•	Pending litigation,

•	An ineffective loan agreement

•	other material structural weakness

The OLEM rating is designed to identify a specific level of risk and concern about asset quality. Although an OLEM asset has a higher probability of default than a pass asset, its default is not imminent. OLEM is NOT a compromise between pass and substandard and should NOT be used to avoid exercising such judgment.

7-Substandard – A substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so, classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.

Substandard assets have a high probability of payment default, or they have other well-defined weaknesses. They require more intensive supervision by bank management.

Substandard assets are generally characterized by:

•	current or expected unprofitable operations

•	inadequate debt service coverage

•	inadequate liquidity

•	marginal capitalization

Repayment may depend on collateral or other credit risk mitigates. For some substandard assets, the likelihood of full collection of interest and principal may be in doubt; such assets should be placed on nonaccrual. Although substandard assets in the aggregate will have a distinct potential for loss, an individual asset’s loss potential does not have to be distinct for the asset to be rated substandard.

TGR Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8-Doubtful – An asset classified doubtful has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

A doubtful asset has a high probability of total or substantial loss, but because of specific pending events that may strengthen the asset, its classification as loss is deferred. Doubtful borrowers are usually in default, lack adequate liquidity or capital, and lack the resources necessary to remain an operating entity. Pending events can include:

•	Mergers

•	Acquisitions

•	Liquidations

•	Capital injections

•	The perfection of liens on additional collateral

•	The valuation of collateral

•	Refinancing

Generally, pending events should be resolved within a relatively short period and the ratings will be adjusted based on the new information. Because of high probability of loss, nonaccrual accounting treatment is required for doubtful assets.

9-Loss – Assets classified loss are considered uncollectible and such little value that their continuance as bankable assets is not warranted. This classification does not mean that the assets has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be effected in the future.

With loss assets, the underlying borrowers are often in bankruptcy, have formally suspended debt repayments, or have otherwise ceased normal business operations. Once an asset is classified loss, there is little prospect of collecting either its principal or interest. When access to collateral, rather than value of collateral, is the problem, a less severe classification may be appropriate. However, banks should not maintain an asset on the balance sheet it realizing its value would require long-term litigation or other lengthy recovery efforts. Losses are to be recorded in the period an obligation becomes uncollectible.

TGR Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Below are the statistics for past due and non-accrual loans, by portfolio segment, as of September 30, 2012 and December 31, 2011, respectively (dollars in thousands).

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Non- Accrual	Total Past Due and Non- Accrual	Current	Total Loans	Current Non- Accrual Loans
As of September 30, 2012
Originated Loans:
Residential single & multifamily	$—	$—	$—	$—	$—	$97,714	$97,714	$—
Commercial real estate	—	—	—	1,327	1,327	111,563	112,890	—
Construction loans	—	—	—	—	—	26,965	26,965	—
Commercial and industrial	—	—	—	1,415	1,415	15,081	16,496	—
Consumer and other	137	—	—	25	162	12,067	12,229	—

Acquired Loans:
Commercial real estate	370	—	—	3,232	3,602	26,026	29,628	3,232
Residential, consumer and other	93	737	—	449	1,279	26,211	27,490	449

Total Loans	$600	$737	$—	$6,448	$7,785	$315,627	$323,412	$3,681

As of December 31, 2011
Originated Loans:
Residential single & multifamily	$—	$—	$—		$—	$45,743	$45,743	$—
Commercial real estate	—	—	—		—	65,751	65,751	—
Construction loans	—	—	—		—	16,333	16,333	—
Commercial and industrial	—	—	—		—	16,391	16,391	—
Consumer and other	56	54	—	15	125	15,499	15,624	—

Acquired Loans:
Commercial real estate	—	—	—	855	855	15,766	16,621	855
Residential, consumer and other	100	57	—	100	257	6,655	6,912	—

Total Loans	$156	$111	$—	$970	$1,237	$182,138	$183,375	$855

At September 30, 2012, a portion of the Company’s acquired assets included loans which were contractually past due, including some that were 90 days or more past due. However, the elevated level of delinquencies of loans at the date of acquisition was considered in the Company’s performance expectations used in its determination of fair value for all acquired loans. Accordingly, all acquired loans continue to accrete interest income and all acquired loans continue to perform in accordance with management’s expectations established in conjunction with the determination of day one fair values. Acquired loans accounted for under ASC 310-30 have been omitted from the above past due schedule even though they may be “contractually” past due.

TGR Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary of information pertaining to impaired loans as of September 30, 2012 and December 31, 2011, respectively (dollars in thousands).

	As of September 30, 2012			Nine Months Ended September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Residential single & multifamily	$—	$—	$—	$44	$—
Commercial real estate	795	1,886	—	818	—
Construction loans	449	580	—	506	—
Commercial and industrial	—	—	—	—	—
Consumer and other	66	66	—	70	4

With An Allowance Recorded:
Residential single & multifamily	306	306	80	305	10
Commercial real estate	702	731	117	710	—
Construction loans	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other	—	—	—	—	—

Total:
Residential single & multifamily	306	306	80	349	10
Commercial real estate	1,497	2,617	117	1,528	—
Construction loans	449	580	—	506	—
Commercial and industrial	—	—	—	—	—
Consumer and other	66	66	—	70	4

	$2,318	$3,569	$197	$2,454	$14

	As of December 31, 2011			Nine Months Ended September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Residential single & multifamily	$57	$100	$—	$—	$—
Commercial real estate	855	1,713	—	1,477	31
Construction loans	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other	110	110	—	42	6

With An Allowance Recorded:
Residential single & multifamily	100	100	100	—	—
Commercial real estate	—	—	—	—	—
Construction loans	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other	—	—	—	—	—

Total:
Residential single & multifamily	157	200	100	—	—
Commercial real estate	855	1,713	—	1,477	31
Construction loans	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other	110	110	—	42	6

	$1,122	$2,023	$100	$1,519	$37

TGR Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary of information pertaining to loans modified as troubled debt restructurings for the periods listed below (dollars in thousands).

	Loans Modified as a TDR for the Nine Months Ended
Troubled Debt Restructuring	September 30, 2012	September 30, 2011

Commercial Real Estate:
Number of loans	1	1
Pre-modification balances outstanding	$1,128	$1,014
Post-modification balances outstanding	$702	$1,005

Home Equity Lines of Credit:
Number of loans	—	—
Pre-modification balances outstanding	$—	$—
Post-modification balances outstanding	$—	$—

Construction Loans:
Number of loans	1	—
Pre-modification balances outstanding	$580	$—
Post-modification balances outstanding	$449	$—

Consumer Loans:
Number of loans	—	1
Pre-modification balances outstanding	$—	$40
Post-modification balances outstanding	$—	$36

Total Loans:
Number of loans	2	2
Pre-modification balances outstanding	$1,708	$1,054
Post-modification balances outstanding	$1,151	$1,041

The Bank had two loans classified as troubled debt restructurings during the nine months ended September 30, 2012. The restructured terms included either rate reductions between 100 - 150 basis points and/or payment terms reduced from principal and interest to interest only. All loans are performing under the restructured terms.

There were no loans classified as troubled debt restructurings that re-defaulted during the period of 12 months from their modification date.

TGR Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables illustrate information related to the Bank’s other real estate owned, net of valuation allowances and direct write-downs:

	September 30, 2012	December 31, 2011
Commercial real estate	$2,101	$799
Construction and land loans	680	—

Total	$2,781	$799

Balance at January 1, 2012		$799
Transfers of loans		—
Fair value of other real estate owned acquired		3,149
Write downs		(105)
Dispositions		(1,061)
Other		(1)

Balance at September 30, 2012		$2,781

Loans Acquired in the Royal Palm Acquisition

All loans acquired with credit deterioration are being accounted for pursuant to ASC Topic 310-30. We arrived at this conclusion as follows. First, we segregated all acquired loans with specifically identified credit deficiency factor(s). The factors we used were all acquired loans that were non-accrual, 60 days or more past due, designated as Troubled Debt Restructurings (“TDR”), graded “special mention” or “substandard,” had more than five 30 day past due notices, or had any 60 day or 90 day past due notices during the loan term. For this disclosure purpose, we refer to these loans as 310-30 loans. Second, all remaining acquired loans, those without specifically identified credit deficiency factors, have been accounted for pursuant to ASC 310-20. These loans were evaluated to determine estimated fair values as of the Closing Date.

As of September 30, 2012	ASC 310-30	ASC 310-20	Total
Commercial real estate	$11,198	$7,490	$18,689
Construction loans	1,291	288	1,579
Commercial and industrial	38	1,194	1,232
Home equity lines of credit	88	902	990
Residential single family	5,835	8,397	14,233
Consumer installment loans	—	129	129

	$18,451	$18,401	$36,852

TGR Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes the total contractually required principal and interest cash payments, management’s estimate of expected cash payments and the carrying value of the loans as of September 30, 2012. Contractually required principal and interest payments have been adjusted for estimated prepayments.

(dollars in thousands)	July 20, 2012	Income Accretion	Other Adjustments	September 30, 2012
Contractually-required principal	$54,045	$—	$(2,603)	$51,442
Non-accretable difference	(12,200)	46	7	(12,147)

Cash flows expected to be collected	41,845	46	(2,596)	39,295
Accretable yield	(3,038)	119	476	(2,443)

Carrying value of acquired loans	$38,807	$165	$(2,120)	$36,852

For the period from the Closing Date through September 30, 2012, there was a single reclassification of $46,000 from non-accretable to accretable for the short sale of a credit impaired loan.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill not subject to amortization of $3.9 million was recorded in conjunction with the business combination between First National and Panther. Additionally, an indefinite lived bank charter intangible asset of $1.2 million was recorded in conjunction with the business combination. Goodwill has been assigned to the Bank’s single reporting unit. Fair value of the Bank’s single reporting segment is determined using either discounted cash flow analyses based on internal financial forecasts or, if available, market-based valuation multiples for comparable businesses. No impairment was identified for the Bank’s goodwill as a result of the testing performed for the years ended December 31, 2011 and 2010.

Intangible assets subject to amortization include the Bank’s trademarked logo and core deposit intangibles recorded with the Royal Palm Acquisition. The carrying amount of these assets was $213,000 at September 30, 2012. The trademarked logo is being amortized over a period of 20 years. The core deposit intangible is being amortized over five years. The annual amortization is approximately $27,000.

The carrying amount of the Bank’s intangibles was $122,000 at September 30, 2011.

NOTE 7. BORROWINGS

Short and Long Term Borrowings

The FHLB of Atlanta has extended credit availability to the Bank equal to approximately 20% of total assets or $101 million in remaining credit availability at September 30, 2012. All borrowings must be fully secured with eligible collateral. As of September 30, 2012, the Bank had $63.6 million in eligible loans pledged as collateral for advances listed in the schedule below (dollars in thousands).

TGR Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	As of September 30, 2012
Short Term Advances	Term	Maturity Date	Interest Rate	Advance Amount
Fixed rate advance	30 days	10/26/12	0.19%	$5,000

Average weighted rate			0.19%	$5,000

Long Term Advances	Term	Maturity Date	Interest Rate	Advance Amount
Fixed rate advance	3 years	02/03/15	0.66%	$3,000
Fixed rate advance	4 years	02/03/16	0.91%	3,000

Average weighted rate			0.78%	$6,000

The Bank had available credit of $25 million under unsecured federal funds lines of credit with two correspondent banks at September 30, 2012. There were no borrowings outstanding under the agreements at September 30, 2012 or December 31, 2011.

The Bank has securities sold under agreements to repurchase with commercial account holders whereby the Bank sweeps the customer’s accounts on a daily basis and pays interest on these amounts. These agreements are collateralized by investment securities chosen by the Bank. The Bank had approximately $47 million and $39 million in such accounts as of September 30, 2012 and December 31, 2011, respectively. The average rate of interest paid for the three months ended September 30, 2012 was 0.38%.

NOTE 8. STOCK OPTIONS AND WARRANTS

The Company has two stock option plans, one for (i) directors and one for (ii) officers and employees, with options outstanding at September 30, 2012 of 185,856 and 64,944, respectively. The maximum number of options that can be granted under both plans may not exceed 10% of the aggregate of outstanding common and preferred stock. There are 1,155,214 options available for grant between the plans. With the closing of the reorganization on September 25, 2012, the Company adopted both of the stock option plans (which had formerly been plans of the Bank), and issued Company stock options (and warrants) on a one-for-one basis to option and warrant holders of the Bank.

Under the terms of the plans, employees’ options generally vest over a period of three years and have a term of 10 years. The directors’ options generally vest over five years and have a term of 10 years. New shares of Company common stock will be issued upon the exercise of options.

As of September 30, 2012, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the two plans.

TGR Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

There were no stock based compensation awards granted during the periods ended September 30, 2012 or 2011, respectively. The following table presents the activity of the Company’s outstanding stock options and warrants, for the periods ended September 30, 2012 and 2011, respectively. The table includes option and warrant activity of the Bank, before closing of the reorganization on September 25, 2012.

	For the Nine Months Ended September 30,
	2012		2011
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
STOCK OPTIONS:
Options outstanding, beginning of period	254,496	$7.58	277,728	$7.58
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options repurchased	—	—	—	—
Options expired	(3,696)	7.58	(23,232)	7.58

Options outstanding, end of period	250,800	$7.58	254,496	$7.58

Exercisable at end of period	250,800	$7.58	254,496	$7.58

Weighted Average Remaining Contractual Term		5.53 years		6.55 years

STOCK WARRANTS:
Warrants outstanding, beginning of period	1,633,443	$10.00	1,633,443	$10.00
Warrants granted	—	—	—	—
Warrants exercised	—	—	—	—
Warrants repurchased	—	—	—	—
Warrants expired	—	—	—	—

Warrants outstanding, end of period	1,633,443	$10.00	1,633,443	$10.00

Exercisable at end of period	1,633,443	$10.00	1,633,443	$10.00

Weighted Average Remaining Contractual Term		4.98 years		5.98 years

In accordance with the terms of the original offering prospectus dated July 14, 2009, and as part of the Agreement and Plan of Merger between Panther and First National, dated April 23, 2009, organizers and founders received organizer warrants to purchase 952,500 shares with a term of 10 years and shareholder warrants to purchase 10,020 shares of common stock with a term of five years. Additionally, all other common shareholders received warrants to purchase a total of 671,054 shares with a term of five years. All warrants were at an exercise price of $10 per share and immediately exercisable. All outstanding warrants to purchase shares of the Bank’s common stock were converted into warrants to purchase shares of the Company’s common stock upon closing of the reorganization on September 25, 2012.

On September 16, 2011; the Bank issued rights to each shareholder of record as of July 12, 2011. This offering consisted of rights to purchase 5,412,523 shares of common stock at a price of $5.00. As of September 30, 2011, rights to purchase 5,380,973 shares of common stock were outstanding. A total of 31,550 shares were purchased. The rights offering expired on November 15, 2011.

NOTE 9. LOSS PER SHARE

Basic loss per share represents the net loss divided by the weighted average number of common stock outstanding during the period. Diluted earnings per share reflects additional potential common stock that would have been outstanding if dilutive potential common stock had been issued, as well as any adjustment to income that would result from the assumed issuance, determined using the treasury stock method. Potential common stock that may be issued by the Company relate solely to outstanding stock options and warrants.

There is no dilutive effect from stock options or warrants. There were a total of 1,884,243 and 1,887,939 outstanding warrants and options, at September 30, 2012 and 2011, respectively, excluded from the calculation of diluted loss per share because the effect would be anti-dilutive.

TGR Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

At September 30, 2012; the Company had subscriptions receivable representing 273,427 shares of common stock and 126,573 shares of convertible preferred stock. The impact on basic and diluted shares outstanding for the three and nine months ended September 30, 2012 is insignificant based upon timing and would not change the resulting earnings per share calculation in either period. As such, the impact of this event has been excluded from the table below and on the consolidated statements of operations.

Nine Months Ended:	September 30, 2012	September 30, 2011

Weighted average number of shares of common stock outstanding:	14,060,143	9,904,399

Basic and diluted gain/(loss), per share	$0.01	$(0.24)

Three Months Ended:	September 30, 2012	September 30, 2011

Weighted average number of shares of common stock outstanding:	14,060,143	13,402,644

Basic and diluted gain/(loss), per share	$0.04	$(0.05)

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Bank, in the normal course of business, is party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the statement of financial condition. The contractual amounts of these instruments reflect the Bank’s involvement in particular classes of financial instruments.

The Bank’s exposure to credit loss in the event of nonperformance by the counterparty to the financial instruments for commitments to extend credit and letters of credit is represented by the contractual amounts of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Following is a summary of off-balance sheet credit risk information (dollars in thousands).

	September 30, 2012	December 31, 2011

Commitments to extend credit	$38,078	$35,580
Standby letters of credit	$431	$506

Commitments to extend credit are commitments to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if any, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include cash, accounts receivable, inventory, property, plant and equipment and residential and commercial real estate.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Letters of credit are collateralized by certificates of deposit or other collateral. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank is required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount of the letter of credit. If the commitment is funded, the Bank is entitled to seek recovery from its customer. No liabilities were recorded for these guarantees at September 30, 2012.

TGR Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 11. CONCENTRATIONS OF RISK

The Bank is not party to any claims, lawsuits or other litigation that might have a material effect on its consolidated financial statements.

Most of the Bank’s business activity is with customers located within its primary market area, generally southwest Florida. Approximately 91% of the Bank’s loan portfolio at September 30, 2012 was concentrated in loans secured by real estate. Residential first mortgages and home equity lines of credit represent 32% of gross loans or approximately $105 million. Commercial real estate comprises 45% of gross loans or approximately $154 million. At September 30, 2012 and December 31, 2011, the Bank had no significant concentrations of credit risk with any individual counterparty.

At September 30, 2012, deposits and/or repurchase agreements of two customers individually exceeded 5% of total deposits. These deposits totaled approximately $59.8 million or 12% of total deposits and repurchase agreements. Of the $59.8 million, $37 million is represented by term CDs with the State of Florida. These deposits are deemed to be core relationships, as these accounts are all with the State and local community based businesses. Management does not view this concentration as a liquidity risk. The interest rate paid on these deposits ranges between 0.30% and 0.58%.

NOTE 12. RESTRICTIONS ON RETAINED EARNINGS AND REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At September 30, 2012, there were no retained earnings available for the payment of dividends.

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (as defined by FDIC regulations). The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Management believes that the Bank met all capital adequacy requirements to which it was subject at September 30, 2012.

At September 30, 2012, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

TGR Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company and the Bank’s actual capital amounts and ratios are also presented in the table below (dollars in thousands). The maximum amount of Tier II capital, contributed via the allowance for loan losses, is limited to 1.25% of gross risk weighted assets. This limitation, where applicable, is reflected in the total capital amounts listed below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
TGR Financial, Inc.

As of September 30, 2012:

Total capital (to risk weighted assets):	$64,820	18.69%	$27,751	8.00%	$34,689	10.00%
Tier I capital (to risk weighted assets):	60,478	17.43	13,875	4.00	20,813	6.00
Tier I capital (to average assets):	60,478	10.92	22,149	4.00	27,687	5.00

First National Bank of the Gulf Coast

As of September 30, 2012:

Total capital (to risk weighted assets):	$63,459	18.40%	$27,589	8.00%	$34,486	10.00%
Tier I capital (to risk weighted assets):	59,143	17.15	13,794	4.00	20,691	6.00
Tier I capital (to average assets):	59,143	10.68	22,145	4.00	27,681	5.00

First National Bank of the Gulf Coast

As of December 31, 2011:

Total capital (to risk weighted assets):	$61,205	27.75%	$17,645	8.00%	$22,056	10.00%
Tier I capital (to risk weighted assets):	58,444	26.50	8,822	4.00	13,234	6.00
Tier I capital (to average assets):	58,444	15.74	14,854	4.00	18,568	5.00

The Bank is additionally required to maintain reserve requirements based on its specified deposit liabilities with the Federal Reserve Bank. The reserve requirements can be satisfied in the form of vault cash or average deposit balances with the Federal Reserve Bank.

Operating Agreement with the Office of the Comptroller of the Currency

The Bank was previously subject to the terms of an Operating Agreement between the Bank and the OCC, executed on October 26, 2009. In a letter dated September 13, 2012, the OCC indicated that the Bank had met all the requirements pursuant to the Operating Agreement. The letter further stated the primary purpose of the Operating Agreement was to ensure that the Bank operate in a safe and sound manner, in accordance with all applicable laws, rules and regulations, to address the high level of liquidity risk and the need to maintain satisfactory capital levels. The OCC indicated the Bank had adopted, implemented and adhered to all the provisions of the Operating Agreement and therefore, pursuant to Article VII, paragraph (4), the OCC has terminated the Operating Agreement effective October 8, 2012.

NOTE 13. FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Fair value is defined as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting guidance establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

•	Level I: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

TGR Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

•

Level II: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other observable inputs or can be corroborated by observable market data.

•	Level III: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The following table sets forth the Bank’s investments which are measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, respectively (dollars in thousands). Changes in fair value are recorded through other comprehensive income (loss).

	Level I	Level II	Level III	Total
September 30, 2012:
U.S. Government agencies and government sponsored entities	$—	$75,259	$—	$75,259
Agency mortgage backed securities	—	47,440	—	47,440
Agency collateralized mortgage obligations	—	10,828	—	10,828
State, county and municipal	—	47,125	—	47,125
Corporate bonds	—	6,287	—	6,287

Total Assets	$—	$186,939	$—	$186,939

December 31, 2011:
U.S. Government agencies and government sponsored entities	$—	$32,391	$—	$32,391
Agency mortgage backed securities	—	44,408	—	44,408
Agency collateralized mortgage obligations	—	17,733	—	17,733
State, county and municipal	—	16,167	14,780	30,947
Corporate bonds	—	5,170	—	5,170

Total Assets	$—	$115,869	$14,780	$130,649

Following is a description of the methodologies for estimating the fair value of financial assets and financial liabilities, including financial instruments that are measured on the balance sheet at fair value on a recurring basis:

Securities available for sale: Fair value measurements are obtained from an outside pricing service. Fair values are generally estimated using matrix pricing techniques, incorporating observable data that may include reported trades of similar securities, dealer quotes, benchmark yield curves, issuer spreads, new issue data, market consensus prepayment speeds, the bonds’ terms and conditions, and other relevant factors. Matrix pricing is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level II inputs).

TGR Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

There were transfers of 18 taxable municipal securities from Level III to Level II during the three months ended March 31, 2012. It has been concluded the assumptions used to price these securities, (the taxable municipals transferred into Level III during the year ended December 31, 2011), included quoted prices for identical or similar assets, therefore representing observable inputs. The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the periods indicated (dollars in thousands).

	September 30, 2012	December 31, 2011
Beginning balance of recurring Level III assets	$14,780	$—
Total realized and unrealized gains (losses):
Included in earnings - realized	244	—
Included in earnings - unrealized	—	—
Included in other comprehensive income	176	—
Proceeds from maturities and payments, net	—	—
Level III assets sold, net of realized gains (losses)	(3,165)
Transfers into Level III	—	14,780
Transfers out of Level III	(12,035)	—

Total Assets	$—	$14,780

The carrying amounts and estimated fair values of the Bank’s financial instruments at September 30, 2012 and December 31, 2011, respectively, were as follows in the table below (in thousands). The fair value estimates presented are based on pertinent information available to management at the close of each period. Although management is not aware of any factors that would significantly affect the estimated fair values, they have not been comprehensively revalued for purposes of these financial statements since the statement of financial condition date. Current estimates of fair value may differ significantly from the amounts disclosed.

		Fair Value Measurements at September 30, 2012
	Carrying Amount	Level I	Level II	Level III	Total
Financial assets:
Cash and interest bearing balances due from banks	$19,298	$19,298	$—	$—	$19,298
Bank certificates of deposit	9,745		9,785		9,785
Federal Reserve Bank and Federal Home Loan Bank stock	3,161			3,161	3,161
Loans, net	317,426		277,965	36,852	314,817
Loans held for sale	417		358		358
Accrued interest receivable	1,953		1,953		1,953

Financial liabilities:
Deposits	440,310		437,618		437,618
Securities sold under agreements to repurchase	47,314		47,314		47,314
Borrowings	11,000		10,989		10,989
Accrued interest payable	554		554		554

		Fair Value Measurements at December 31, 2011
	Carrying Amount	Level I	Level II	Level III	Total
Financial assets:
Cash and interest bearing balances due from banks	$41,725	$41,725	$—	$—	$41,725
Bank certificates of deposit	13,775		13,843		13,843
Federal Reserve Bank and Federal Home Loan Bank stock	2,371			2,371	2,371
Loans, net	180,310		179,578		179,578
Loans held for sale	237		237		237
Accrued interest receivable	1,085		1,085		1,085

Financial liabilities:
Deposits	290,553		288,117		288,117
Securities sold under agreements to repurchase	38,580		38,580		38,580
Accrued interest payable	256		256		256

TGR Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Following is a description of the methodologies for estimating the fair value of financial assets and financial liabilities, including financial instruments that are measured in the balance sheet at fair value on a non-recurring basis as disclosed above:

Cash and interest earning balances due from banks and bank certificates of deposits: Due to the short-term nature of these instruments, fair values approximate their carrying amounts.

Federal Reserve Bank and Federal Home Loan Bank Stock: The fair values of Federal Reserve Bank and FHLB stock are estimated to approximate their historical cost. There are no ready trading markets for these assets. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost. The stock’s value is determined by the ultimate recoverability of the par value. The determination of whether the par value will ultimately be recovered is influenced by economic and legislative factors which influence the FHLB or Federal Reserve Bank and their related customers.

Loans, net: The estimated fair value of fixed rate loans is calculated by discounting scheduled cash flows through the estimated maturity using discount rates that reflect credit and interest rate risk inherent in the loan at the balance sheet date. The fair value of performing loans that re-price frequently approximates the carrying amount. Loans originated and performing are classified as Level II. Loans acquired are valued using similar discounted cash flows, estimated prepayment speeds and projected default probabilities. The carrying value of acquired loans represents fair value and are classified at Level III, The allowance for loan losses is considered by management to be a reasonable estimate of the impact of credit risk on the fair value of the loan portfolio.

Loans held for sale: Mortgage loans originated and held for sale are carried at the lower of cost or estimated fair value.

Accrued interest receivable: The fair value of accrued interest receivable approximates the carrying amount.

Deposits: The fair value of demand deposits, including noninterest-bearing demand deposits, savings accounts, NOW accounts and money market deposits are subjected to a decay schedule then discounted using the LIBOR/swap curve. Fixed term certificates of deposit are valued by discounted cash flows using the interest rates currently being offered on deposits of similar remaining maturity.

Securities sold under agreements to repurchase: The carrying value of securities sold under agreements to repurchase with maturities of less than 90 days approximates fair value.

Accrued interest payable: The fair value of accrued interest payable approximates the carrying amount.

Off-balance-sheet instruments: Loan commitments and standby letters of credit are negotiated at current market rates and are relatively short-term in nature. Therefore, their estimated fair value approximates the fees charged and is nominal at September 30, 2012.

TGR Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table sets forth the Bank’s assets which are measured at fair value on a non-recurring basis as of September 30, 2012 and December 31, 2011, respectively (dollars in thousands).

	Quantitative Information about Level III Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2012:
Assets
Loans, measured for impairment	$2,250	Appraisal of collateral	Appraisal and liquidation adjustments	0% to - 10% (-10%)
Other real estate owned	2,781	Appraisal of collateral	Appraisal and liquidation adjustments	0% to - 30% (-30%)

Total Assets	$5,031

December 31, 2011:
Assets
Loans, measured for impairment	$852	Appraisal of collateral	Appraisal and liquidation adjustments	0% to -10% (-10%)
Other real estate owned	799	Appraisal of collateral

Total Assets	$1,651

Impaired loans: Loans, measured for impairment are based upon externally prepared estimates of the current fair value of the underlying collateral less estimated costs to sell. The Bank uses external appraisals to estimate fair value, which generally include Level III inputs which are not identifiable. The fair value includes qualitative adjustments by management and estimated liquidation expenses.

Other real estate owned: Other real estate owned consists of property acquired through, or in lieu of, loan foreclosure. The Bank uses external appraisals to estimate fair value. The valuation of other real estate owned represents the fair value less estimated selling costs.

TGR Financial, Inc. and Subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis presents an overview of the consolidated results of operations and financial condition of the Company and highlights material changes to the financial condition and results of operations at and for the nine months ended September 30, 2012. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto. The Company’s results of operations for the periods included in this review are not necessarily indicative of results to be expected for the year ending December 31, 2012.

On September 25, 2012, the Bank became a wholly owned subsidiary of the Company upon completion of a reorganization. References to the Company or the Bank in this section include the Company and the Bank, on a consolidated basis following completion of the reorganization, unless the context requires otherwise.

Important Note Regarding Forward-Looking Statements

Certain statements in this report are “forward-looking” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements which generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project” or “continue” or the negatives thereof or other variations thereon or similar terminology, are made on the basis of management’s current plans and analyses of the Bank, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes, and other risks and uncertainties discussed in the Company’s periodic filings with the SEC and the Bank’s prior filings with the OCC, including the section “Risk Factors” contained in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2011. The above factors in some cases could affect the Company’s financial performance and could cause actual results to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to update or revise its forward-looking statements even if experience or future changes make it clear that the Company will not realize any projected results expressed or implied therein.

Overview

The Bank is a full service traditional community bank offering retail and commercial banking services to individuals, families and businesses in Southwest Florida, including Collier, Lee and Charlotte Counties. The Bank has a single subsidiary, First National Title and Closing Services, Inc., an entity formed to provide title insurance and loan closing services.

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements.

Certain accounting policies involve significant judgments and assumptions by us that may have a material impact on the carrying value of certain assets and liabilities. We consider such accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe are reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

TGR Financial, Inc. and Subsidiaries

Allowance for Loan Losses. We believe that the determination of the allowance for loan losses is the critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the section titled “Allowance for Loan Losses” in Note 5 to the consolidated financial statements contained in this report for a more detailed description of the methodology related to the allowance for loan losses.

RESULTS OF OPERATIONS

Balance Sheet Review

The Company’s assets increased approximately $174 million, or 44%, during the nine months ended September 30, 2012, compared to December 31, 2011. The increase includes the impact of the Acquisition, which contributed approximately $79 million in assets. Excluding the Acquisition, the increase in assets was approximately $95 million, or 24%. Loans, net of allowance, increased approximately $139 million or 76% and deposits increased approximately $149 million or 52% during the nine months ended September 30, 2012 compared to December 31, 2011. The Bank’s increase in net loans included approximately $39 million in loans in the Acquisition.

Goodwill. The Company expects to complete its annual goodwill impairment testing during the fourth quarter of 2012. Management has not identified any impairment indicators that would have led to the performance of an impairment test as of the balance sheet date.

Income Statement Review

Three and Nine Months Ended September 30, 2012 Compared to September 30, 2011

Income for the three months ended September 30, 2012 was $540,000 or $0.04 per diluted common share compared to a loss of $625,000 or $(0.05) per diluted share of common stock for the same period in 2011. For the nine months ended September 30, 2012, income was $126,000 or $0.01 per diluted share of common stock and for the same period one year ago, the Company realized a loss of $2.4 million or $(0.24) per diluted common share.

Provision for Loan Losses. The provision for loan losses is determined based upon management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable credit losses in the existing loan portfolio, after giving consideration to charge-offs and recoveries for the period. The provision for loan losses was $361,000 for the three months ended September 30, 2012, which was $129,000 less than the provision recorded for the three months ended September 30, 2011. Recoveries exceeded charge offs by $14,000 for the three months ended September 30, 2012 and the Bank experienced no charge offs or recoveries for the three months ended September 30, 2011.

For the nine months ended September 30, 2012 and 2011, the provision recorded was $2 million and $1.3 million, respectively. Net charge offs for the nine months ended September 30, 2012 were $239,000 compared to $21,000 for the same period one year ago.

Net Interest Income. Net interest income, which is the Bank’s principal source of revenue, is the difference between interest income from earning assets (loans, securities and federal funds sold) and interest expense paid on liabilities (primarily deposits). Net interest income is determined by the yields

TGR Financial, Inc. and Subsidiaries

earned on our interest-earning assets and the rates paid on our interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch of the maturity and re-pricing characteristics of interest-earning assets and interest-bearing liabilities. The net interest income divided by average interest-earnings assets represents net interest margin.

Net interest income was $4.1 million for the three months ended September 30, 2012 compared to $2.4 million for the three months ended September 30, 2011. The net interest margin was 3.14% for the three months ended September 30, 2012, up from 2.90% for the same period in 2011.

For the nine months ended September 30, 2012, net interest income was $10.6 million compared to the $6.8 million for the nine months ended September 30, 2011. The net interest margin for the nine months ended September 30, 2012 was 3.00% up 13 basis points from the nine months ended September 30, 2011.

The Bank purchased a tax free municipal bond for $1 million on December 22, 2011. Since the tax free revenue recognized in 2012 and 2011 was insignificant and the Company is in a cumulative net loss position, with a full tax valuation, yields have not been adjusted to “fully taxable equivalent” yields. The Bank did not hold any tax exempt loans as of September 30, 2012 or December 31, 2011.

Non-Interest Income. The tables below reflect the components of non-interest income for the three and nine months ended, September 30, 2012 and 2011. Excluding gains on the sale of securities and the bargain purchase gain, non-interest income increased 12% and 15%, respectively, for the three and nine months ended September 30, 2012 compared to the same periods in 2011.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Service charges on deposit accounts	$119	$81	$305	$224
Title and closing services revenue	65	80	173	163
Other non-interest income	45	32	84	71
Gains on loans held for sale	(1)	11	(3)	28
Gains on sales of securities, net	791	281	1,951	557
Bargain purchase gain	982	—	982	—

Total non-interest income	$2,001	$485	$3,492	$1,043

TGR Financial, Inc. and Subsidiaries

Non-Interest Expense. The tables below reflect the components of non-interest expense for the three and nine months ended, September 30, 2012 and 2011. Excluding merger, reorganization and acquisition related expense, non-interest expense increased 22% and 18%, respectively, for the three and nine months ended September 30, 2012 compared to the same periods in 2011. Merger, reorganization and acquisition related expense of $1.5 million is comprised of $797,000 in expense associated with the acquisition of Royal and $655,000 associated with the Bank’s reorganization into a holding company.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Salaries and benefits	$2,246	1,749	$6,236	5,062
Depreciation	292	291	866	867
Occupancy expense	249	208	587	615
Equipment expense	167	160	486	418
FDIC and OCC assessments	150	96	404	329
Professional fees	103	120	314	328
Advertising, marketing and business	52	84	197	192
Data processing	162	61	407	282
Supplies and printing	49	39	129	112
Communications expense	41	36	109	101
Insurance	31	28	97	81
Merger, reorganization and acquisition related expense	1,462	—	1,462	—
Other non interest expense	205	188	707	557

Total non-interest expense	$5,209	$3,060	$12,001	$8,944

Income Taxes. There is no provision (benefit) for income taxes reflected in the financial statements for the period ended September 30, 2012 as the Bank is in a cumulative net operating loss position and a full valuation allowance has been provided for net deferred tax assets.

TGR Financial, Inc. and Subsidiaries

Average Balance Sheets and Net Interest Margin

The tables below set forth certain information related to the average balance sheet and average yields on assets and average costs on liabilities. Such yields are derived by dividing income or expense, by the average balance of the corresponding assets or liabilities and are then annualized. Average balances have been derived from the daily balances throughout the period.

Net Interest Margin - Yields and Rates on Interest Earning/Bearing Assets and Liabilities

	For the Three Months Ended September 30,
	2012			2011
(dollars in thousands) (unaudited)	Average Balances	Income/ Expense	Annualized Yields/ Rates	Average Balances	Income/ Expense	Annualized Yields/ Rates

Interest Earning Assets
Loans	$301,523	$3,828	5.08%	$142,419	$1,947	5.47%
Securities available-for-sale	200,039	1,008	2.02%	145,329	1,009	2.78%
Federal funds sold and other interest earning balances due from banks	18,040	27	0.59%	47,743	82	0.69%
FRB and FHLB Stock	3,018	92	12.19%	1,224	12	3.89%

Total Interest Earning Assets	522,620	4,955	3.79%	336,715	3,050	3.62%

Non-Interest Earning Assets
Cash and due from banks	12,005			12,770
Premises and equipment, net	18,294			19,232
Allowance for loan losses	(4,617)			(2,102)
Goodwill and other intangibles	5,260			5,199
Other real estate owned	2,668			799
Other assets	2,689			1,783

Total Non-Interest Earning Assets	36,299			37,681

Total Assets	$558,919			$374,396

Interest Bearing Liabilities
Money market	$132,319	$241	0.72%	$79,635	$184	0.92%
NOW	60,696	59	0.39%	104,891	195	0.74%
Savings	51,941	95	0.73%	22,303	49	0.87%
Certificates of deposits	150,816	392	1.03%	43,134	147	1.35%
Repurchase agreements	46,197	44	0.38%	37,421	35	0.37%
Federal funds purchased	728	2	1.08%	—	—	0.00%
Short term borrowings	978	1	0.40%	—	—	0.00%
Long term borrowings	6,000	12	0.78%	—	—	0.00%

Total Interest Bearing Liabilities	449,675	846	0.75%	287,384	610	0.84%

Non-Interest Bearing Liabilities and Shareholders’ Equity
Demand deposits	40,301			21,824
Other liabilities	3,182			982
Shareholders’ equity	65,761			64,206

Total Liabilities and Shareholders’ Equity	$558,919			$374,396

Excess of Interest Earning Assets over Interest Bearing Liabilities	$72,945			$49,331

Net Interest Income		$4,109			$2,440

Interest Rate Spread			3.04%			2.78%

Net Interest Margin			3.14%			2.90%

TGR Financial, Inc. and Subsidiaries

	For the Nine Months Ended September 30,
	2012			2011
(dollars in thousands) (unaudited)	Average Balances	Income/ Expense	Annualized Yields/ Rates	Average Balances	Income/ Expense	Annualized Yields/ Rates

Interest Earning Assets
Loans	$254,204	$9,445	4.90%	$125,235	$5,227	5.52%
Securities available-for-sale	177,701	3,219	2.42%	138,385	3,284	3.16%
Federal funds sold and other interest earning balances due from banks	31,936	135	0.56%	49,184	248	0.66%
FRB and FHLB Stock	2,826	94	4.46%	1,244	41	4.41%

Total Interest Earning Assets	466,667	12,893	3.66%	314,048	8,800	3.74%

Non-Interest Earning Assets
Cash and due from banks	10,778			10,351
Premises and equipment, net	18,455			19,434
Allowance for loan losses	(4,121)			(1,624)
Goodwill and other intangibles	5,217			5,201
Other real estate owned	1,387			418
Other assets	2,305			2,074

Total Non-Interest Earning Assets	34,021			35,854

Total Assets	$500,688			$349,902

Interest Bearing Liabilities
Money market	$119,899	$693	0.77%	$71,928	$519	0.96%
NOW	61,287	175	0.38%	117,066	808	0.92%
Savings	46,176	288	0.83%	18,643	120	0.86%
Certificates of deposits	123,427	977	1.06%	39,750	458	1.54%
Repurchase agreements	44,860	128	0.38%	32,945	98	0.40%
Federal funds purchased	248	2	0.75%	—	—	0.00%
Short term borrowings	485	1	0.32%	—	—	0.00%
Long term borrowings	5,277	31	0.79%	—	—	0.00%

Total Interest Bearing Liabilities	401,659	2,295	0.76%	280,332	2,003	0.95%

Non-Interest Bearing Liabilities and Shareholders’ Equity
Demand deposits	31,511			21,649
Other liabilities	2,677			893
Shareholders’ equity	64,841			47,028

Total Liabilities and Shareholders’ Equity	$500,688			$349,902

Excess of Interest Earning Assets over Interest Bearing Liabilities	$65,008			$33,716

Net Interest Income		$10,598			$6,797

Interest Rate Spread			2.90%			2.79%

Net Interest Margin			3.00%			2.87%

TGR Financial, Inc. and Subsidiaries

Rate/Volume Analysis of Changes in Net Interest Income

The change in net interest income for the three months ended September 30, 2012 compared to the same period one year ago is primarily due to the increase in loan volume. Average loans increased $159 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Additionally, the rate paid on interest bearing liabilities decreased from 0.84% to 0.75%, which partially offset the increase in interest bearing liabilities which increased by $162 million, increasing interest expense during the three months ended September 30, 2012 by $236,000 compared to the three months ended September 30, 2011.

Likewise, the change in net interest income is primarily due to increased loan volume when comparing the nine months ended September 30, 2012 to the same period one year ago. Average loans increased $129 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Additionally, the rate paid on interest bearing liabilities, while decreasing 19 basis points, was offset by an increase in volume of $121 million. Interest expense increased by $292,000 for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

	Changes in Net Interest Income
	Three Months Ended			Nine Months Ended
	September 30, 2012 and 2011			September 30, 2012 and 2011
(dollars in thousands) (unaudited)	Average Volume	Average Rate	Net Increase (Decrease)	Average Volume	Average Rate	Net Increase (Decrease)

Interest Earning Assets
Loans	$2,034	$(153)	$1,881	$4,869	$(651)	$4,218
Securities available-for-sale	319	(320)	(1)	806	(871)	(65)
Federal funds sold and other interest earning balances due from banks	(45)	(10)	(55)	(79)	(34)	(113)
FRB and FHLB Stock	33	47	80	53	—	53

Total Interest Earning Assets	2,341	(436)	1,905	5,649	(1,556)	4,093

Interest Bearing Liabilities
Money market	103	(46)	57	292	(118)	174
NOW	(64)	(72)	(136)	(284)	(349)	(633)
Savings	55	(9)	46	172	(4)	168
Certificates of deposits	287	(42)	245	701	(182)	519
Repurchase agreements	8	1	9	35	(5)	30
Federal funds purchased	2	—	2	2	—	2
Short term borrowings	1	—	1	1	—	1
Long term borrowings	12	—	12	31	—	31

Total Interest Bearing Liabilities	403	(167)	236	950	(658)	292

Net Interest Income	$1,938	$(269)	$1,669	$4,699	$(899)	$3,801

The amount of change not solely due to rate or volume changes was allocated between the changes due to rate and the changes due to volume, based on the net size of the rate and volume changes.

TGR Financial, Inc. and Subsidiaries

Loan Portfolio

Loan Composition. The following table illustrates the components and distribution of our loan portfolio (before deferred loan origination costs and allowance for loan losses) by category (dollars in thousands).

	September 30, 2012		December 31, 2011
Commercial real estate	$154,022	45%	$82,615	45%
Construction loans	33,937	10%	17,083	9%
Commercial and industrial	18,179	5%	16,800	9%
Home equity lines of credit	8,594	3%	4,453	3%
Residential single family (includes loans held for sale, $417 and $237, respectively)	96,808	29%	38,793	21%
Residential multifamily	14,367	4%	8,019	4%
Consumer installment loans	12,360	4%	15,942	9%

	338,267	100%	183,705	100%

Troubled Debt Restructuring. The Bank has modified two loans that met the definition of troubled debt restructurings for the nine months ended September 30, 2012. The balances for all loans classified as troubled debt restructurings totaled $2.0 million as of September 30, 2012. Additional details can be found in Note 5 to the Consolidated Financial Statements.

Non-Accrual Loans. At September 30, 2012, the Bank had $6.4 million in loans on non-accrual status. Interest recognized in earnings for the nine months ended September 30, 2012 was $19,700. Interest forfeited that would have otherwise been earned according to each loan’s original terms was $125,400.

Allowance for Loan Losses. We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of loans that may pose a risk of loss. Additions to the allowance for loan losses, which are expensed as the provision for loan losses on the income statement, are made periodically to maintain the allowance at an appropriate level to absorb probable incurred losses in our portfolio based on management’s analysis of collectability. Any loan losses and recoveries would be charged or credited directly to the allowance. The Bank maintains a component of the allowance for three categories of real estate secured loans in our portfolio – residential (first mortgage, second mortgage and home equity lines of credit), commercial real estate loans and construction/other real estate loans, and two other categories, commercial and industrial, and consumer loans. The Bank uses a loan loss reserve model that incorporates loan risk rating and peer group data with some emphasis on historical losses. As the Bank matures and develops meaningful historical data, priority and weighting will shift away from peer toward predominately historical loss rates. Under our loan risk rating system, each loan is risk rated between one and nine by the originating loan officer, credit management, loan review or loan committee. Loans rated one represent those loans least likely to default and a loan rated nine represents a loss. Estimated loan default factors are multiplied by individual loan balances for each loan type to determine an appropriate level of allowance by loan type. This approach is applied to all components of the loan portfolio.

The general allowance for loan losses also includes estimated losses resulting from macroeconomic factors and adjustments to account for imprecision of our loan loss model. Macroeconomic factors adjust the allowance for loan losses upward or downward based on the current point in the economic cycle and are applied to the loan loss model through a separate allowance element for the commercial, commercial real estate, and residential real estate loan components. To determine our macroeconomic factors, we use specific economic data that has a statistical correlation with loan losses. We review this data quarterly to determine that such a correlation continues to exist. Additionally, the macroeconomic factors are reviewed quarterly in order to conclude they are appropriate based on current economic conditions. Other

TGR Financial, Inc. and Subsidiaries

qualitative factors considered include, but are not limited to: recent loan loss trends, changes in portfolio composition, concentrations of credit, changes in the Bank’s risk profile, current interest rates and local economic conditions and trends. Based on present information, we consider our allowance for loan losses to be adequate to absorb probable incurred losses. Our judgment about the adequacy of the allowance is based on a number of assumptions about future events which we believe to be reasonable, but which may or may not prove to be accurate. There can be no assurance that charge-offs in future periods will not exceed the allowance for loans losses or that additional increases in the allowance for loan losses will not be required.

The general loss reserve was approximately $4.6 million and $3.0 million as of September 30, 2012 and December 31, 2011, respectively. There were specific reserves on impaired loans of $197,000 at September 30, 2012 and $100,000 at December 31, 2011. Schedules providing details of the Bank’s allowance can be found in Note 5 to the Consolidated Financial Statements.

Investment Securities

The investment securities portfolio is also a component of our total earning assets and consists entirely of securities classified as available for sale. The following table illustrates the components and book value of our available for sale securities portfolio by category as of the periods indicated (dollars in thousands).

	September 30, 2012		December 31, 2011
Securities Available for Sale
U.S. Government agencies and government sponsored entities	$75,259	40%	$32,391	25%
Agency mortgage backed securities	47,440	26%	44,408	34%
Agency collateralized mortgage obligations	10,828	6%	17,733	13%
State, county and municipal	47,125	25%	30,947	24%
Corporate bonds	6,287	3%	5,170	4%

Total	$186,939	100%	$130,649	100%

Borrowings

Long Term Borrowings

The FHLB of Atlanta has extended credit availability to the Bank equal to approximately 20% of total assets or $101 million in remaining credit availability at September 30, 2012. All borrowings must be fully secured with eligible collateral. As of September 30, 2012, the Bank had $63.6 million in eligible loans pledged as collateral for advances totaling $11 million.

Short Term Borrowings

The Bank had available credit of $25 million under unsecured federal funds lines of credit with two correspondent banks at September 30, 2012. There were no borrowings outstanding under the agreements at September 30, 2012 or December 31, 2011.

The Bank has securities sold under agreements to repurchase with commercial account holders whereby the Bank sweeps the customer’s accounts on a daily basis and pays interest on these amounts. These agreements are collateralized by investment securities chosen by the Bank. The Bank had approximately $43 million and $39 million in such accounts as of September 30, 2012 and December 31, 2011, respectively. The average rate of interest paid for nine months ended September 30, 2012 was 0.38% compared to 0.40% for the same period one year ago.

TGR Financial, Inc. and Subsidiaries

A discussion about and a table listing the details of the Bank’s borrowings can be found in Note 7 to the Consolidated Financial Statements.

Deposits

The following table illustrates the components and distribution of the deposits as of the periods indicated (dollars in thousands).

	September 30, 2012		December 31, 2011
Noninterest-bearing demand deposits	$48,007	11%	$23,151	8%
Interest-bearing deposits:
Money market	124,704	28%	90,649	31%
NOW	62,607	14%	74,356	26%
Savings	56,305	13%	33,218	11%
Certificates of deposit $100,000 or more	105,841	24%	55,086	19%
Certificates of deposit under $100,000	42,846	10%	14,093	5%

Total deposits	$440,310	100%	$290,553	100%

Deposits increased approximately $150 million or 52% during the nine months ended September 30, 2012. As a deposit gathering strategy, the Bank introduced a limited time CD product that resulted in an increase of $20 million in certificates of deposit $100,000 or more. Additionally, the Bank also participated in and was awarded $37 million through the State of Florida’s Competitive Bid CD Program. These certificates have two year terms and earn a weighted average rate of 0.52%.

Liquidity and Capital Resources

Liquidity and capital resources demonstrate our overall financial strength and our ability to generate cash flows from operations and borrow funds at competitive rates to meet our operating and growth needs.

Liquidity. Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and operating obligations. Funds can be obtained from operations in many ways, including by converting assets to cash, by attracting new deposits, by borrowing, or by raising capital, among others. We strive to manage liquidity to ensure the availability of an adequate level of funds to meet the loan demand and deposit withdrawal needs of our customers. We do so by managing the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times.

In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities and our unused borrowing capacity. We have invested in FHLB stock for the purpose of establishing credit lines with the FHLB of Atlanta. The credit available to us is based on 20% of our total assets, as reported in our most recent quarterly financial information submitted to the FHLB, for a total borrowing of up to $101 million in remaining credit availability, subject to the pledge of sufficient collateral by us. As of September 30, 2012, the Bank had $11 million in advances outstanding. In addition, we have an unsecured overnight federal funds purchased accommodation to a maximum of $25 million, collectively, from two of our correspondent banks, which had a $0 balance at September 30, 2012. Management continues to monitor our liquidity position as part of our asset liability management. We believe we have adequate funding sources through our unused borrowing capacity from the FHLB, the unsecured federal funds purchased accommodation from our correspondent bank, loan principal repayments, and potential investment repayments and sales to meet our liquidity requirements for the foreseeable future.

TGR Financial, Inc. and Subsidiaries

Capital. The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) has established a system of “prompt corrective action” to resolve the problems of undercapitalized institutions. Under this system, which became effective in December 1992, federal banking regulators are required to establish five capital ranking categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and to take certain mandatory supervisory actions, in addition to certain authorized discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, the FDICIA requires the appropriate banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. Federal banking regulators have specified by regulation the relevant capital level for each category. A discussion about and a table listing the criteria for adequately and well-capitalized banks compared to the Bank can be found in Note 11 to the Consolidated Financial Statements. As of September 30, 2012, the Bank was well capitalized.

Off-Balance Sheet Arrangements

We are a party to certain financial instruments with off-balance sheet risks, which we enter into in the normal course of business to meet the financing needs of our customers. These financial instruments are primarily commitments to extend credit in the form of unused lines of credit and standby letters of credit and may involve elements of credit risk in excess of the amount recognized on our balance sheet. The contract amounts of these instruments reflect the extent of involvement we have in these financial instruments.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused lines of credit and standby letters of credit is represented by the contractual amount of those instruments. To mitigate the risks involved, we use the same credit policies in making commitments as we do for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established within the related agreement. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit, if deemed necessary by us, is based on management’s credit evaluation of the counterparty.

Standby letters of credit are conditional lending commitments issued by us to guarantee the performance of a customer to a third party and to support private borrowing arrangements. All letters of credit issued have expiration dates of less than one year. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending credit. We had stand-by letters of credit totaling $431,000 as of September 30, 2012 and $506,000 as of December 31, 2011. A table illustrating off-balance sheet credit risk can be found in Note 10 to the Consolidated Financial Statements.

TGR Financial, Inc. and Subsidiaries

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity. We employ a variety of measurement techniques to identify and manage interest rate risk, including the use of a net interest income simulation model to analyze the sensitivity of net interest income to changing interest rates (see table below). The model is based on contractual and assumed cash flows and re-pricing characteristics for the Bank’s financial instruments and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment of certain assets and liabilities. The model also includes senior management’s projections of future volume and pricing of each of the product lines offered by the Bank. Actual results may differ from these simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies. We model the impact on net interest income of gradual ramps and immediate shocks to interest rates ranging from -400 basis points to +400 basis points in 100 basis point increments.

The results of the interest rate risk simulation resulted in a positive 3.02% change to interest income under the +200 basis point ramp scenario, well within the Bank’s policy limit of not less than negative 5%.

Through the first nine months of 2012, U.S. interest rates remained at historically low levels. While it may be theoretically possible to model negative interest rate movements, the results have little practical application. For this reason, the table omits the impact on net interest income of negative interest rate ramps and shocks.

The table below also refers to economic value of equity (“EVE”). EVE is a measure of long term interest rate risk, calculated as the difference between the market values of our assets and liabilities. Similar to the net interest income scenarios, we model the impact on EVE of interest rate shocks ranging from -400 basis points to +400 basis points in 100 basis point increments. Again, the current historically low level of U.S. interest rates limits the practical application of large, negative interest rate shocks. For this reason, the table omits the results of the decreasing interest rate scenarios. The percentage change in EVE is also known as “duration” of equity and is a measure of the volatility of value and risk. Duration is the percentage change for each 100 basis point change in rate. Each year equals a 1% change in market value for a 100 basis point change in interest rate. Longer duration implies greater risk.

As of September 30, 2012, the +200 basis point interest rate shock simulation resulted in a reduction in equity value of -$8.8 million, or a change of -13.21%. The +300 basis point interest rate shock simulation resulted in a reduction in equity value of -$13.8 million, or a change of -20.67%. The results are within the tolerance of not less than negative 20% and -35%, respectively, established by policy. The lower level of interest rate risk compared to June 30, 2012, is attributable to the acquisition of Royal, to selling municipal securities and purchasing SBA floating securities in July, and to a higher liquidity level.

The net interest income simulation and economic value of equity analyses do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

TGR Financial, Inc. and Subsidiaries

The following table illustrates our interest rate sensitivity at September 30, 2012 and December 31, 2011, respectively (in thousands of dollars):

	September 30, 2012		Policy	December 31, 2011
Net interest income change (12 months):	$ Change	% Change		$ Change	% Change
Parallel rate ramp scenarios:
+ 400 Basis Points	907	4.68%		(39)	-0.29%
+ 300 Basis Points	622	3.21%		14	0.10%
+ 200 Basis Points	585	3.02%	< - 5%	202	0.76%
+ 100 Basis Points	47	0.24%		(91)	-0.68%

Economic value of equity
Parallel rate shock scenarios:
+ 300 Basis Points	(13,753)	-20.67%	< - 35%	(11,392)	-16.79%
+ 200 Basis Points	(8,790)	-13.21%	< - 20%	(7,283)	-10.73%
+ 100 Basis Points	(3,868)	-5.81%		(3,197)	-4.71%

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company’s management, with the participation of the Company’s principal executive and financial officers, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. During the quarter ended September 30, 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

There are no material changes in the risk factors previously disclosed in (i) the Bank’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the OCC on March 26, 2012, and as amended on March 29, 2012, and (ii) the Company’s Registration Statement on Form S-4, as filed with the SEC on June 28, 2012, as amended on August 3, 2012. However, please see the following additional risk factor disclosure.

Our operations and the operations of our vendors, suppliers and customers may be subject to disruption from events beyond our control.

Our operations and the operations of our vendors, suppliers and customers may be subject to disruption from a variety of causes, including work stoppages, financial difficulties, acts of war, terrorism, fire, earthquakes, flooding or other natural disasters. If a major disruption were to occur it could result in

TGR Financial, Inc. and Subsidiaries

suspension of operations, harm to people or the environment, delays in our ability to provide banking services, or the inability of customers to repay loan obligations. Adverse consequences may also result with regard to the disruption in the operations of our vendors, suppliers and customers which could have a material effect upon our business.

As a result of Hurricane Sandy which made landfall across the northeastern part of the United States on October 29, 2012, the operations of the Company and some of its vendors and suppliers were affected by the loss of electricity, flooding and other disruptions to operations. We are in the early stages of assessing the full impact of the storm. At this time we do not believe the financial impact of any losses or disruptions, if any, would be material to our future consolidated financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

2.1	Agreement and Plan of Merger, dated as of April 23, 2009, between Panther Community Bank, N.A. and First National Bank of the Gulf Coast (in organization) (incorporated by reference to Form S-4 filed with the SEC on June 28, 2012).

2.2	First Amendment to the Agreement and Plan of Merger, dated as of June 23, 2009, between Panther Community Bank, N.A. and First National Bank of the Gulf Coast (in organization) (incorporated by reference to Form S-4 filed with the SEC on June 28, 2012).

2.3	Reorganization Agreement and Plan of Share Exchange, dated June 26, 2012, between First National Bank of the Gulf Coast and TGR Financial, Inc. (incorporated by reference to Form S-4 filed with the SEC on June 28, 2012).

2.4	Purchase and Assumption Agreement – Whole Bank/All Deposits, dated July 20, 2012, between First National Bank of the Gulf Coast, Federal Deposit Insurance Corporation, Receiver of the Royal Palm Bank of Florida, Naples, Florida and Federal Deposit Insurance Corporation (incorporated by reference to Form S-4/A filed with the SEC on August 3, 2012).

3.1	Articles of Share Exchange between TGR Financial, Inc. and First National Bank of the Gulf Coast, dated September 25, 2012 (incorporated by reference to Form 8-K filed with the SEC on September 25, 2012).

TGR Financial, Inc. and Subsidiaries

3.2	Amended and Restated Articles of Incorporation of TGR Financial, Inc (incorporated by reference to Form 8-K filed with the SEC on September 25, 2012).

3.3	Certificate of Designation, Preferences and Rights of Series A Nonvoting Convertible Preferred Stock of TGR Financial, Inc (incorporated by reference to Form 8-K filed with the SEC on September 25, 2012).

3.4	Amended and Restated Bylaws of TGR Financial, Inc (incorporated by reference to Form 8-K filed with the SEC on September 25, 2012).

10.1	Investment Agreement, between TGR Financial, Inc. and the investors referred to therein, dated September 19, 2012 (incorporated by reference to Form 8-K filed with the SEC on September 25, 2012).

10.2	Registration Rights Agreement, among TGR Financial, Inc. and the holders a party thereto, dated September 19, 2012 (incorporated by reference to Form 8-K filed with the SEC on September 25, 2012).

10.3	Stockholders’ Agreement, among TGR Financial, Inc. and the stockholders a party thereto, dated September 19, 2012 (incorporated by reference to Form 8-K filed with the SEC on September 25, 2012).

10.4	Resolutions of the TGR Financial, Inc. Board of Directors, dated September 22, 2012, amending the Directors’ Stock Option Plan and the Officers’ and Employees’ Stock Option Plan.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.*

32.1	Section 1350 Certifications.*

*	Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2012	By:	/s/ Gary L. Tice

Gary L. Tice
Chairman and Chief Executive Officer
(principal executive officer)

Date: November 14, 2012	By:	/s/ Robert T. Reichert

Robert T. Reichert
Chief Administrative Officer and Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of April 23, 2009, between Panther Community Bank, N.A. and First National Bank of the Gulf Coast (in organization) (incorporated by reference to Form S-4 filed with the SEC on June 28, 2012).

2.2	First Amendment to the Agreement and Plan of Merger, dated as of June 23, 2009, between Panther Community Bank, N.A. and First National Bank of the Gulf Coast (in organization) (incorporated by reference to Form S-4 filed with the SEC on June 28, 2012).

2.3	Reorganization Agreement and Plan of Share Exchange, dated June 26, 2012, between First National Bank of the Gulf Coast and TGR Financial, Inc. (incorporated by reference to Form S-4 filed with the SEC on June 28, 2012).

2.4	Purchase and Assumption Agreement – Whole Bank/All Deposits, dated July 20, 2012, between First National Bank of the Gulf Coast, Federal Deposit Insurance Corporation, Receiver of the Royal Palm Bank of Florida, Naples, Florida and Federal Deposit Insurance Corporation (incorporated by reference to Form S-4/A filed with the SEC on August 3, 2012).

3.1	Articles of Share Exchange between TGR Financial, Inc. and First National Bank of the Gulf Coast, dated September 25, 2012 (incorporated by reference to Form 8-K filed with the SEC on September 25, 2012).

3.2	Amended and Restated Articles of Incorporation of TGR Financial, Inc (incorporated by reference to Form 8-K filed with the SEC on September 25, 2012).

3.3	Certificate of Designation, Preferences and Rights of Series A Nonvoting Convertible Preferred Stock of TGR Financial, Inc (incorporated by reference to Form 8-K filed with the SEC on September 25, 2012).

3.4	Amended and Restated Bylaws of TGR Financial, Inc (incorporated by reference to Form 8-K filed with the SEC on September 25, 2012).

10.1	Investment Agreement, between TGR Financial, Inc. and the investors referred to therein, dated September 19, 2012 (incorporated by reference to Form 8-K filed with the SEC on September 25, 2012).

10.2	Registration Rights Agreement, among TGR Financial, Inc. and the holders a party thereto, dated September 19, 2012 (incorporated by reference to Form 8-K filed with the SEC on September 25, 2012).

10.3	Stockholders’ Agreement, among TGR Financial, Inc. and the stockholders a party thereto, dated September 19, 2012 (incorporated by reference to Form 8-K filed with the SEC on September 25, 2012).

10.4	Resolutions of the TGR Financial, Inc. Board of Directors, dated September 22, 2012, amending the Directors’ Stock Option Plan and the Officers’ and Employees’ Stock Option Plan.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.*

32.1	Section 1350 Certifications.*

*	Filed Herewith.