Form 10-Q/A
period 2012-09-30
TGR Financial, Inc.
filed 2012-12-14
CIK 1551286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from              to

(Commission File No. 333-182414)

TGR FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Florida	20-8397856
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1.00 Par Value	Outstanding at December 10, 2012 14,060,143 Shares

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to TGR Financial, Inc.’s (the “Company”) Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission (the “Commission”) on November 14, 2012 (the “Form 10-Q”), is to furnish as exhibits to the Form 10-Q, pursuant to Rule 405 of Regulation S-T promulgated by the Commission, the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS.

2.1	Agreement and Plan of Merger, dated as of April 23, 2009, between Panther Community Bank, N.A. and First National Bank of the Gulf Coast (in organization) (incorporated by reference to Form S-4 filed with the SEC on June 28, 2012).

2.2	First Amendment to the Agreement and Plan of Merger, dated as of June 23, 2009, between Panther Community Bank, N.A. and First National Bank of the Gulf Coast (in organization) (incorporated by reference to Form S-4 filed with the SEC on June 28, 2012).

2.3	Reorganization Agreement and Plan of Share Exchange, dated June 26, 2012, between First National Bank of the Gulf Coast and TGR Financial, Inc. (incorporated by reference to Form S-4 filed with the SEC on June 28, 2012).

2.4	Purchase and Assumption Agreement – Whole Bank/All Deposits, dated July 20, 2012, between First National Bank of the Gulf Coast, Federal Deposit Insurance Corporation, Receiver of the Royal Palm Bank of Florida, Naples, Florida and Federal Deposit Insurance Corporation (incorporated by reference to Form S-4/A filed with the SEC on August 3, 2012).

3.1	Articles of Share Exchange between TGR Financial, Inc. and First National Bank of the Gulf Coast, dated September 25, 2012 (incorporated by reference to Form 8-K filed with the SEC on September 25, 2012).

3.2	Amended and Restated Articles of Incorporation of TGR Financial, Inc (incorporated by reference to Form 8-K filed with the SEC on September 25, 2012).

3.3	Certificate of Designation, Preferences and Rights of Series A Nonvoting Convertible Preferred Stock of TGR Financial, Inc (incorporated by reference to Form 8-K filed with the SEC on September 25, 2012).

3.4	Amended and Restated Bylaws of TGR Financial, Inc (incorporated by reference to Form 8-K filed with the SEC on September 25, 2012).

10.1	Investment Agreement, between TGR Financial, Inc. and the investors referred to therein, dated September 19, 2012 (incorporated by reference to Form 8-K filed with the SEC on September 25, 2012).

10.2	Registration Rights Agreement, among TGR Financial, Inc. and the holders a party thereto, dated September 19, 2012 (incorporated by reference to Form 8-K filed with the SEC on September 25, 2012).

10.3	Stockholders’ Agreement, among TGR Financial, Inc. and the stockholders a party thereto, dated September 19, 2012 (incorporated by reference to Form 8-K filed with the SEC on September 25, 2012).

10.4	Resolutions of the TGR Financial, Inc. Board of Directors, dated September 22, 2012, amending the Directors’ Stock Option Plan and the Officers’ and Employees’ Stock Option Plan (incorporated by reference to Form 10-Q filed with the SEC on November 14, 2012).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.*

32.1	Section 1350 Certifications.*

101.INS	XBRL Instance Document.*^

101.SCH	XBRL Taxonomy Extension Schema Document.*^

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*^

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*^

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*^

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*^

*	Filed Herewith.

^	In accordance with Regulation S-T, XBRL (Extensible Business Reporting Language) related information in Exhibit No. (101) to this Quarterly Report on Form 10-Q/A shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be incorporated by reference into any registration statement pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific preference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 14, 2012	By:	/s/ Gary L. Tice
Gary L. Tice
Chairman and Chief Executive Officer (principal executive officer)

Date: December 14, 2012	By:	/s/ Robert T. Reichert
Robert T. Reichert
Chief Administrative Officer and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of April 23, 2009, between Panther Community Bank, N.A. and First National Bank of the Gulf Coast (in organization) (incorporated by reference to Form S-4 filed with the SEC on June 28, 2012).

2.2	First Amendment to the Agreement and Plan of Merger, dated as of June 23, 2009, between Panther Community Bank, N.A. and First National Bank of the Gulf Coast (in organization) (incorporated by reference to Form S-4 filed with the SEC on June 28, 2012).

2.3	Reorganization Agreement and Plan of Share Exchange, dated June 26, 2012, between First National Bank of the Gulf Coast and TGR Financial, Inc. (incorporated by reference to Form S-4 filed with the SEC on June 28, 2012).

2.4	Purchase and Assumption Agreement – Whole Bank/All Deposits, dated July 20, 2012, between First National Bank of the Gulf Coast, Federal Deposit Insurance Corporation, Receiver of the Royal Palm Bank of Florida, Naples, Florida and Federal Deposit Insurance Corporation (incorporated by reference to Form S-4/A filed with the SEC on August 3, 2012).

3.1	Articles of Share Exchange between TGR Financial, Inc. and First National Bank of the Gulf Coast, dated September 25, 2012 (incorporated by reference to Form 8-K filed with the SEC on September 25, 2012).

3.2	Amended and Restated Articles of Incorporation of TGR Financial, Inc (incorporated by reference to Form 8-K filed with the SEC on September 25, 2012).

3.3	Certificate of Designation, Preferences and Rights of Series A Nonvoting Convertible Preferred Stock of TGR Financial, Inc (incorporated by reference to Form 8-K filed with the SEC on September 25, 2012).

3.4	Amended and Restated Bylaws of TGR Financial, Inc (incorporated by reference to Form 8-K filed with the SEC on September 25, 2012).

10.1	Investment Agreement, between TGR Financial, Inc. and the investors referred to therein, dated September 19, 2012 (incorporated by reference to Form 8-K filed with the SEC on September 25, 2012).

10.2	Registration Rights Agreement, among TGR Financial, Inc. and the holders a party thereto, dated September 19, 2012 (incorporated by reference to Form 8-K filed with the SEC on September 25, 2012).

10.3	Stockholders’ Agreement, among TGR Financial, Inc. and the stockholders a party thereto, dated September 19, 2012 (incorporated by reference to Form 8-K filed with the SEC on September 25, 2012).

10.4	Resolutions of the TGR Financial, Inc. Board of Directors, dated September 22, 2012, amending the Directors’ Stock Option Plan and the Officers’ and Employees’ Stock Option Plan (incorporated by reference to Form 10-Q filed with the SEC on November 14, 2012).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.*

Exhibit No.	Description

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.*

32.1	Section 1350 Certifications.*

101.INS	XBRL Instance Document.*^

101.SCH	XBRL Taxonomy Extension Schema Document.*^

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*^

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*^

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*^

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*^

*	Filed Herewith.

^	In accordance with Regulation S-T, XBRL (Extensible Business Reporting Language) related information in Exhibit No. (101) to this Quarterly Report on Form 10-Q/A shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be incorporated by reference into any registration statement pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific preference in such filing.