Form 10-K
period 2012-12-31
TGR Financial, Inc.
filed 2013-03-29
CIK 1551286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from              to

Commission File No. 333-182414

TGR FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Florida	45-4250359
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3560 Kraft Road Naples, Florida	34105
(Address of principal executive offices)	(Zip Code)

(239) 348-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  YES    ☒  NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  YES    ☒  NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  YES    ☐  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $64,536,056 based on a value of $4.59 per share utilized in a registered offering which was declared effective on August 10, 2012. The registrant’s common stock was not actively traded on any market as of June 30, 2012. For purposes of this response, officers, directors and holders of 10% or more of the registrant’s common stock are considered to be affiliates of the registrant at that date.

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practical date.

Class	Outstanding at March 25, 2013
Common Stock, $1.00 Par Value	14,333,570 Shares

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Annual Report”) contains certain statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are covered by the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “believes,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predicts,” “project,” “should,” “will” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements in this Annual Report include, without limitation, statements regarding projected growth, future revenue, anticipated improvements in earnings and other financial performance measures, future expectations concerning available cash and cash equivalents, assumptions underlying or relating to any of the foregoing, and other matters. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results, performance or achievements to differ materially from results expressed in or implied by this Annual Report. We discuss these risks and other uncertainties in the section entitled “RISK FACTORS” within this Annual Report.

Actual results may differ materially from those contained in the forward-looking statements in this Annual Report. Additional information concerning these and other risk factors is contained elsewhere in this Annual Report. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the filing date of this Annual Report. All forward-looking statements are qualified in their entirety by this cautionary statement. We assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

In this Annual Report, the terms “we,” “us” and “our” refer to TGR Financial, Inc. and its subsidiary First National Bank of the Gulf Coast, unless we state otherwise or the context indicates otherwise.

PART I.

ITEM 1. BUSINESS.

General

TGR Financial, Inc. (the “Company”) is a Florida corporation, organized in 2011 to be a one bank holding company. On September 25, 2012, the Company closed a reorganization (the “Reorganization”), whereby First National Bank of the Gulf Coast (the “Bank”) became a wholly owned subsidiary of the Company. Prior to the Reorganization, the Bank was required to file reports pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with the Office of the Comptroller of the Currency (the “OCC”), and such prior filings can be accessed through the OCC. The Reorganization is more fully described below in the section entitled “Recent Developments – The Reorganization”.

Following completion of the Reorganization, the Bank is no longer subject to the filing requirements of the Exchange Act, and the Company, as successor filer to the Bank, began filing Exchange Act reports with the Securities and Exchange Commission (the “SEC”) pursuant to Section 15(d) of the Exchange Act. On January 2, 2013, the Company filed a Form 15 with the SEC to suspend its obligations to file reports under the Exchange Act, with the exception of filing this Annual Report on Form 10-K for the year ended December 31, 2012.

The Bank is a federally chartered national bank headquartered in Naples, Collier County, Florida. The Bank is a full service traditional community bank offering retail banking, and personal and commercial banking services to individuals, families and businesses in Southwest and Central Florida.

On April 23, 2009, Panther Community Bank, N.A. (“Panther”) and First National Bank of the Gulf Coast (in organization) (“FNB”) entered into an agreement and plan of merger, pursuant to which, on October 23, 2009, FNB merged with and into Panther, with Panther as the surviving bank (the “Merger”). In connection with the Merger, the name of Panther changed to First National Bank of the Gulf Coast. Consummation of the Merger resulted in Panther’s shareholders receiving 1.32 shares of Bank common stock for every one share of Panther common stock. Additionally, for each five full shares of Bank common stock, each holder received one warrant for the purchase of an additional share, which warrant was immediately exercisable, has a five year life and an exercise price of $10.00 per share. Shares of the Bank’s common stock were subsequently converted to shares of the Company’s common stock in connection with the closing of the Reorganization.

The Bank has a single subsidiary, First National Title and Closing Services, Inc. (“First National Title”), an entity formed to provide title insurance and loan closing services.

The Company and the Bank’s principal executive office is located at 3560 Kraft Road, Naples, Florida 34105 and our telephone number is (239) 348-8000.

Recent Developments

The Reorganization

On September 25, 2012 (the “Effective Date”), the reorganization of the Bank to become a wholly owned subsidiary of the Company (previously defined as the “Reorganization”) was consummated by the filing of Articles of Shares Exchange with the Department of State of the State of Florida.

At the Effective Date, each issued and outstanding share of the Bank’s common stock was converted solely into the right to receive one (1) share of the Company’s common stock, pursuant to the terms of a Reorganization Agreement and Plan of Share Exchange (the “Reorganization Agreement”), dated June 26, 2012, entered into between the Company and the Bank.

In addition, pursuant to the Reorganization Agreement, upon completion of the Reorganization, holders of options or warrants to purchase the Bank’s common stock received, in exchange for such options and warrants, newly issued options and warrants of the Company to purchase the same amount of the Company’s common stock, on the same terms that were contained in the existing Bank option and warrant agreements.

The Reorganization Agreement and the Reorganization are described in detail in the combined Bank Proxy Statement and Company Prospectus (the “Proxy Statement/Prospectus”) contained in the Company’s registration statement on Form S-4, filed with the SEC under the Securities Act of 1933, as amended, on June 26, 2012, and amended on Form S-4/A, filed with the SEC on August 3, 2012, (SEC Registration No. 333-182414 (the “Registration Statement”). The final version of the Proxy Statement/Prospectus was filed with the SEC pursuant to SEC Rule 424(b)(3) on August 15, 2012. The Reorganization Agreement was attached to the Proxy Statement/Prospectus as Annex A and was attached to the Registration Statement as Exhibit 2.3.

As a condition to the completion of the Reorganization, the Company was obliged to enter into an Investment Agreement, a Registration Rights Agreement and a Stockholders’ Agreement with certain investors in the 2011 Private Placement (defined below) conducted by the Bank, and described herein under Item 1 – “BUSINESS”. Each of these agreements became effective on September 19, 2012 and is material to the Company. These agreements are more fully described in the Current Report on Form 8-K filed with the SEC by the Company on September 25, 2012, and each of these agreements is attached as an exhibit thereto.

Acquisition of Assets and Assumption of Liabilities of The Royal Palm Bank of Florida.

On July 20, 2012, the Florida Office of Financial Regulation closed The Royal Palm Bank of Florida, a Florida-chartered bank located in Naples, Florida (“Royal Palm”) and appointed the Federal Deposit Insurance Corporation (the “FDIC”) as receiver. On the same day, the Bank assumed approximately $77 million of Royal Palm’s deposits and acquired approximately $78 million in assets from the FDIC under a whole-bank purchase and assumption agreement without loss share (the “Acquisition”). The Bank did not pay the FDIC a premium to assume the deposits, and the assets were acquired at a discount to Royal Palm’s historical book value as of July 20, 2012 of approximately $19.3 million.

The 2012 Private Placement

On October 10, 2012, the Company closed a private placement (the “2012 Private Placement”) of the Company’s securities to two investor groups, each of which are existing shareholders of the Company. Each of the investors in the 2012 Private Placement was also an investor in the Bank’s 2011 Private Placement (as defined below), described more fully below in the section titled “The 2011 Private Placement by the Bank”.

The Company issued 105,109 shares of the Company’s common stock and 126,573 shares of the Company’s Series A Nonvoting Convertible Preferred Stock, $1.00 par value (the “Series A Preferred Stock”) to one investor group, and 168,318 shares of the Company’s common stock to the second investor group, at a purchase price, for all securities sold, of $5.00 per share. The gross proceeds to the Company from this private placement were approximately $2,000,000. As required by the Company’s Stockholders’ Agreement, the Company obtained necessary waivers from investors who are a party to the Stockholders’ Agreement to the requirement that capital drawdowns be made at a minimum $10,000,000 level, in order to conduct this private placement at the $2,000,000 level.

Each share of the Series A Preferred Stock is convertible into one (1) share of the Company’s common stock: (i) at the election of the holder, if such conversion would not cause the holder to hold greater than 9.99% of the Company’s outstanding common stock at the time of such conversion; or (ii) automatically, if shares of such Series A Preferred Stock are ever transferred to a “non-affiliate” of the Company in a permissible transfer.

Business of the Bank

Market Area

Our current market area encompasses Southwest and Central Florida. Our corporate office is located just off of Pine Ridge Road at 3560 Kraft Road in Naples, Florida. The corporate and support offices are on the first through third floors (approximately 33,233 square feet), with the first floor comprised of residential and commercial lending offices. Pine Ridge Road is now considered the center of town as Naples has seen a significant northern and eastern population growth and business expansion during the past five years. We relocated our main retail office in October 2010 to a highly visible location, immediately north but contiguous to our corporate office, at 3580 Pine Ridge Road. The main office is a fully functional office, with three drive-in lanes, and offers traditional loan and deposit products. This location is within one mile of I-75, which serves as the “main corridor” running north of Naples to Fort Myers and Tampa. We believe this location provides both commercial and retail opportunities.

Our second banking location is located at 811 Anchor Rode Drive in Naples, Florida. We believe this location provides excellent retail opportunities on the west side of Naples and surrounding area.

We previously had a third location at 50 Joel Boulevard in Lehigh Acres, Florida (the former headquarters for Panther Community Bank, N.A., party to the Bank’s merger in October 2009). During the fourth quarter of 2011, management and directors of the Bank completed an analysis that concluded with the decision to close this office effective March 30, 2012. Certain expenses related to the branch closing, predominantly early termination of the facility lease and severance payments, were recorded in December 2011.

The acquisition of Royal Palm initially added three additional branch locations. The former Royal Palm main office, located at 1255 Creekside Parkway in Naples, Florida, was relocated less than a quarter mile to 1280 Creekside Parkway in December 2012. The full service branch consists of 1,800 square feet, a walk-up ATM and state of the art technology. The branch at 690 Bald Eagle Drive, Marco Island, Florida consists of approximately 2,100 square feet with a walk-up ATM. The branch at 7040 Winkler Road was closed November 30, 2012.

During the next three years of operation, we may establish additional branch locations. After such time, as additional locations become available, additional branches may be established in Southwest and Central Florida. In addition, we have and will likely continue to participate in the FDIC bidding process for failing financial institutions.

Economic and Demographic Factors

Collier County is included in the Naples-Marco Island Metropolitan Statistical Area (“MSA”). Within this MSA are the cities of Naples, Marco Island and Everglades City. The metro area has recently experienced the highest population growth rate among all Florida MSAs. Population within the MSA increased 32% from 2000 to 2011. The region also has one of the highest growth rates in personal income. Known for its high quality of life, the Naples-Marco Island MSA was ranked number nine out of twenty for the Healthiest Housing Markets for 2011 by Multifamily Executive Magazine in March 2011. In February 2013, Naples was ranked 7th in the top 100 most popular places to retire by Topretirements.com.

The area’s labor force is young, well-educated and growing. According to an article published by Florida Trend in 2011, the median age is 49. The article further indicates many workers fall between the baby boom generation with its strong, traditional work ethic and GenXers proficient in multitasking and technology. Southwest Florida employers looking to round out their talent base and bridge generational gaps benefit from this best-of-both worlds mix. In terms of education, more than 85% of the population, age 25 or older, possesses at least a high school diploma and more than 31% have at least a bachelor degree. The labor force will continue to grow as Collier County and contiguous Lee County have experienced a dramatic increase in colleges offering advanced degrees. With a highly skilled labor force, superior quality of life and a well developed infrastructure, Collier County exhibits a highly desirable business climate. The area boasts 24 industrial parks and a multitude of manufacturing companies that employ a large number of individuals. The professional and business service sector is expected to achieve the highest level of annual growth. Additionally, the county boasts the highest level of patent activity in Southwest Florida.

The Tampa, St. Pete, Clearwater MSA is comprised of Hernando, Hillsborough, Pasco and Pinellas Counties. The Tampa MSA is the second largest metropolitan area in the State and the 19th largest in the country. Tampa Bay’s expanding population has grown more than 21 percent in the last 10 years and is projected to grow over six percent more by 2016. The region boasts a diverse and expanding mix of businesses, from financial services and bioscience to technology and international trade. Siesta Key was ranked number two, Clearwater Beach number 18 and St. Pete Beach number 15 out of the Top 25 Beaches in the U.S. according to TripAdvisor’s Choice 2013. Sarasota, Florida, located in Pinellas County, was ranked 2nd in the top 100 most popular retirement towns in February 2013.

The growth in the Tampa Bay region has increased 6.83% since 2002 largely fueled in recent years by migration and graduating students. The region has 77 colleges and career institutions. A total of 34,013 degrees were conferred in 2011 and total enrollment in post secondary education in 2012 was 210,959. Almost 20 percent of Tampa Bay’s population is in the highly desirable 18-34 age group. That is a market of more than three-quarters of a million of the most sought-after consumers and workers. There are four target clusters sharing talent, technology, educational resources and infrastructure in Tampa Bay. A study conducted by SRI International determined these four sectors as having extensive resources in Tampa Bay and high growth potential. The Regional Business Plan is designed to architect employment growth in these four target clusters: applied medicine and human performance; high-tech electronics and instruments; business, financial and data services and marine and environmental activities.

Competition

The banking business is highly competitive. We compete with other commercial banks, savings banks, credit unions, finance companies and money market mutual funds operating in our primary service area. Collier County contains approximately 39 different banking, thrift and savings institutions. We were ranked 9 of 39 in Collier County market share according to the FDIC Summary of Deposits as of June 30, 2012. Since October 23, 2009, six community banks failed and their assets and deposits were purchased and assumed by five financial institutions which previously held no market presence in Collier County. Total deposits at these six failed institutions were in excess of $3.7 billion. In June 2012, locally-owned banks accounted for 6% of the county’s deposit base, up from 5% one year before.

Institutions with corporate headquarters in other states represent eight of the ten largest financial institutions in the county. Many of these other institutions have substantially greater resources and lending limits than us, and many of these competitors offer services, including extensive and established branch networks and trust services, we either do not expect to provide or do not currently provide. Our competitors include large national and super regional banks like Bank of America, Iberia Bank, Wells Fargo and Fifth Third Bank, as well as established community banks, including Capital Bank, N.A. (formerly TIB Bank). We believe that our experienced local management team, focus on relationship banking, market disruptions caused by the failed bank activity, and the economic and demographic dynamics of our service area allow us to effectively compete and attract customers in our market areas.

Business Strategy

Management Philosophy

We are a locally operated bank organized to fulfill the financial needs of consumers and small-to-medium-sized commercial, professional and service companies. We believe the current market, as well as the prospects for the future along the I-75 corridor north to Tampa and east into Central Florida, present an excellent opportunity for a locally operated financial institution. We believe that a community-based bank, with a personal focus, can better identify and serve local relationship banking needs than can a branch or subsidiary of a larger banking organization where decisions are often made outside of the State of Florida. We will also be able to take advantage of the market dislocations caused by the significant level of failed banks in the area. Our management team and Board have extensive business experience and contacts in the market which we believe will create immediate business opportunities for us. We believe with our experienced local management, we will be able to establish significant relationships with commercial, professional and business customers in the State of Florida.

Operating Strategy

In order to compete with other financial institutions in our primary service area, we focus heavily on “relationship banking” and aggressively market our commitment to superior customer service. We concentrate on personal service and personal relationships with individual customers, which include an emphasis on face-to-face interaction and client calls by our officers, directors and employees. To establish us as the premier community bank in Southwest and Central Florida, and to compete against the large banks and their extensive branch networks, we employ the following business strategies:

Experienced Senior Management.

•

We are led by Gary L. Tice, who is the Chairman and Chief Executive Officer of the Company and the Bank. Mr. Tice has served in these roles since the Bank commenced operations. Mr. Tice has over 30 years of banking experience in Southwest Florida. Most recently, he served as chairman of First National

Bankshares of Florida, Inc., a Naples-based financial service company with $5.6 billion in assets and 77 full-service branches, until its acquisition by Fifth Third Bancorp in 2005. Mr. Tice is well known in the market area, having founded two earlier community banks in Collier County.

•

Garrett S. Richter, who is the President of the Company and the Bank, was a founder and former Chief Executive Officer of First National Bank of Florida, the banking subsidiary of First National Bankshares of Florida, Inc. Currently, Mr. Richter, in his second term, represents District 37 in the Florida State Senate and in November 2012, was selected to serve as Senate President Pro Tempore.

•

C.C. Coghill serves as the Bank’s Senior Executive Vice President and Chief Credit Officer. Mr. Coghill was the Chief Credit Officer for First National Bank of Florida and during his tenure the bank earned the Office of the Comptroller of the Currency’s highest credit quality rating for banks with assets between $3 and $20 billion.

•

Robert T. Reichert is the Senior Executive Vice President and Chief Administrative Officer of the Company and the Bank. Previously, Mr. Reichert held the position of Chief Financial Officer for First National Bank of Florida and First National Bankshares of Florida, Inc.

•

Ronald L. Rucker, who has over 42 years of lending experience, is the Bank’s Executive Vice President and Chief Lending Officer. Previously, Mr. Rucker served as Chief Executive Officer of a local community bank and as the former Chief Lending Officer of First National Bank of Florida.

•

Brian P. Keenan is the Bank’s Regional President for West and Central Florida. Mr. Keenan has over 26 years of banking experience. Prior to joining the Bank, Mr. Keenan was the affiliate President and Chief Executive Officer for Fifth Third in the Tampa Bank Market.

•

Peter Setaro is the Bank’s Executive Vice President and Chief Information Officer. Mr. Setaro has over 26 years of banking experience in southwest Florida. Prior to joining the Bank, Mr. Setaro served as Executive Vice President of Technology and Operations for Bank of Florida. In addition to a position with Old Florida Bank, Mr. Setaro served as Senior Vice President for First National Bankshares of Florida, Inc.

•

Ronald A. Orr joined the Bank in November 2012 as our Senior Executive Vice President and Chief Risk Officer. Prior to November 2012, Mr. Orr served as a National Bank Examiner with the Comptroller of the Currency for more than 27 years. He served as the OCC Examiner in Charge over the First National Bank of Florida for nearly three years from 2002 through 2004.

•

Joseph (Jody) D. Hudgins is the Bank’s Executive Vice President and Deputy Chief Credit Officer. Prior to joining the Bank in January 2013, Mr. Hudgins served as Executive Vice President for F.N.B. Corporation’s Florida division. Mr. Hudgins served as President and Chief Executive Officer for First National Bank of Florida’s Sarasota affiliate for seven years.

In addition to our senior management team, we have hired experienced business line and back office managers. In today’s banking climate, we view the experience level of our employees as a significant competitive advantage.

Community-Oriented Boards of Directors. Our management team operates under the direction of our Bank and Holding Company Boards. Substantially all of our directors are well known in our primary service area through business and community involvement. These directors are dedicated to our success and play an important part in marketing us in the community.

Local Services and Decision Making. We believe our customers enjoy a professional banking environment with local decision-making and personal access to bankers who strive to understand their financial needs. We seek to be identified as a community bank that cares about our customers. In order to accomplish this, our management team intends to continue to hire local bankers who are recognized for their community involvement and successful banking background.

Focus on Small-to Mid-Sized Commercial Market Sector. Although size gives larger banks advantages in competing for business from large corporations, including higher lending limits and the ability to offer services in areas outside of our primary service area, we believe there is a void in the community banking market in the State of Florida that we can successfully fill this void. Initially, we are focused on small-to medium-sized commercial, professional and service companies with annual revenues of less than $50 million which we believe can be better served by a locally-based financial institution that can provide timely credit decision-making along with well defined corporate services. We intend to attract these types of businesses based on relationships and contacts which our directors and management have developed. We believe we can distinguish ourselves by providing the level of personal service often associated with a community bank, while also offering the requisite technology and skilled advisors to deliver more sophisticated financial products and services than a typical community bank.

Lending Activities

General. We emphasize lending services tailored to meet the needs of our market based on the over 100 years of combined experience possessed by our management team and current market data. These areas of lending include commercial and residential real estate development loans, home mortgage loans, loans to small- to medium-sized businesses, and consumer loans. We expect approximately 40-50% of our loans will continue to be commercial real estate loans to small- and medium-sized businesses, and construction and development loans secured by real estate in our primary service area of Southwest and Central Florida. We expect the remainder of our loans will be comprised of commercial and industrial loans, residential mortgages and consumer loans. Our loan growth may be augmented through acquiring participating interests in performing loans from other financial institutions located in Florida.

Loan Approval and Review. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds the individual officer’s lending authority, the loan request is considered and approved by an officer with a higher lending limit or the Board’s loan committee. We do not make any loans to any of our directors unless the loan is approved by our Board (with the interested director having no role in the decision) and is not made on terms more favorable than would be available to a person not affiliated with the Company. Our loan review program adheres to bank regulatory guidelines and includes both an internal and external review process. We do not originate sub-prime or low document residential mortgage loans.

Loan Distribution. Our loan distribution, by percentage, at December 31, 2012, 2011 and 2010, respectively, is as follows.

	As of December 31,
	2012	2011	2010
Commercial real estate	46%	45%	53%
Construction loans	9%	9%	3%
Commercial and industrial	5%	9%	13%
Home equity lines of credit	2%	3%	4%
Residential single family	31%	21%	14%
Residential multifamily	4%	4%	3%
Consumer installment loans	3%	9%	10%

	100%	100%	100%

Allowance for Loan Losses. We maintain an allowance for loan losses, which we established through a provision for loan losses charged against income. We charge loans against this allowance when we believe the collectability of the principal is unlikely. The allowance is an estimated amount we believe will be appropriate to absorb losses incurred in our loan portfolio based on evaluations of loan collectability. We determine the adequacy of the allowance based on our consideration of several factors, including:

•	an ongoing review of the quality, mix, concentrations and size of our overall loan portfolio segments;

•	our historical loan loss experience;

•	evaluation of local and national economic conditions;

•	specific problem loans and commitments that may affect the borrower’s ability to pay;

•	regular reviews of loan delinquencies and loan portfolio quality by our external loan review and our bank regulators;

•	the amount and quality of collateral, including guarantees, securing the loans;

•	peer group historical loan loss experience; and

•	borrower historic payment and performance.

Lending Limits. Our lending activities are subject to a variety of lending limits imposed by federal law. In general, we are subject to a legal limit on loans to a single borrower equal to 15% of our unimpaired capital and surplus, or 25% of unimpaired capital and surplus if the portion of the loan above 15% is fully secured by readily marketable collateral. Different limits may apply based on the type of loan or the nature of the borrower, including the borrower’s relationship with us. These limits will increase or decrease as our capital increases or decreases. Unless we are able to sell participations in our loans to other financial institutions, we will not be able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits. Our lending limit at December 31, 2012, was $9.7 million for unsecured loans and $16.1 million for loans fully secured by readily marketable collateral.

Credit Risk. The principal credit risk associated with each category of loans is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the manufacturing, services, housing, tourist and retail market segments. General economic factors affecting a borrower’s ability to repay include interest, inflation, employment rates, and the strength of the local and national economy, as well as other factors affecting a borrower’s customers, suppliers and employees.

Real Estate Loans. We anticipate loans secured by first or second mortgages on real estate will make up approximately 90% of our loan portfolio in the next year of operation. We focus our real estate-related activity in five areas: (1) owner-occupied commercial real estate loans; (2) commercial and residential real estate development loans; (3) home improvement loans; (4) conforming and non-conforming mortgages; and (5) income producing commercial real estate loans.

Our residential real estate loans consist of residential first and second mortgage loans and residential construction loans. We offer fixed and variable rates on mortgages. These loans are made consistent with our appraisal policy and with the ratio of the loan principal to the value of collateral as established by independent appraisal generally not to exceed 80%. We believe these loan to value ratios are sufficient to compensate for fluctuations in real estate market values and to minimize losses that could result from further downturns in the residential real estate market. Some loans may be sold in the secondary market in conjunction with performance management or portfolio management goals.

Real estate-related products include:

•	home mortgage loans (conventional, FHA and non-conforming) to 1-4 owner-occupied homes;

•	home equity loans;

•	home improvement loans;

•	construction and permanent lending for investor-owned property;

•	construction and permanent lending for commercial (owner-occupied) property; and

•	acquisition and development (“A&D”) loans for residential and multi-family construction loans.

Small Business Lending. Our commercial lending is focused on small—to medium-sized businesses located in or serving our primary service areas. We consider “small businesses” to include commercial, professional and retail firms with annual revenues of $50 million or less. Commercial lending includes loans to entrepreneurs, professionals and small—to medium-sized firms.

Small business products include:

•	working capital and lines of credit;

•	business term loans to purchase fixtures and equipment, site acquisition or business expansion;

•	inventory and accounts receivable lending; and

•	construction loans for owner-occupied buildings.

Within small business lending, we may utilize government enhancements such as the Small Business Administration (“SBA”) programs. These loans are typically partially guaranteed by the government. Government guarantees of SBA loans do not exceed 80% of the loan value, and are generally less.

Commercial Loans. Many types of loans are available to business organizations and individuals on a secured and unsecured basis, including commercial, term, working capital, asset based, SBA loans, commercial real estate, lines of credit and mortgages. We focus our commercial lending efforts on companies with revenues of less than $50 million. Construction loans are available for eligible individuals and contractors. Construction lending is short-term, generally with maturities of less than 12 months, and set up on a draw basis.

Consumer Loans. We offer consumer loans to customers in our primary service areas. Consumer lending products include:

•	home improvement loans;

•	automobile, RV and boat loans;

•	installment loans (secured and unsecured); and

•	consumer real estate lending as discussed above.

We do not engage in any sub-prime or speculative lending, including the origination of loans with high loan-to-value ratios.

Investment Activities

Meeting the credit needs of our market area has a priority on funds available for investment. Remaining funds are used to purchase securities and money market instruments. The investment portfolio is comprised of investments purchased for liquidity needs and investments purchased to provide earnings until loan growth out paces deposit growth. The composition of the investment portfolio is structured to provide sufficient funds for loan demand and deposit run-off, without taking significant losses from securities sales. Permissible investments with certain limitations include U.S. Treasury obligations, obligations of Federal agencies and U.S. Government-sponsored enterprises, bank deposits, term and daily Federal funds, commercial paper, obligations of cities, states and municipalities, mortgage-backed securities, collateralized mortgage obligations, corporate bonds, money market mutual funds and equity obligations of the Federal Home Loan and Federal Reserve Banks.

Liquidity

We believe the following are the primary risks may affect our liquidity: reputation risk, strategic risk, credit risk, interest rate risk, price or market risk and transaction risk. Reputation risk is the current and prospective impact on earnings and capital arising from negative public opinion. To minimize reputation risk and its potential impact on liquidity, we assess on an ongoing basis our reliance on credit-sensitive funding. Strategic risk is the current and prospective impact on earnings and capital arising from adverse business decisions, improper implementation of decisions or lack of responsiveness to industry changes. Management, through the risk management committee, evaluates, prior to implementation, the impact new initiatives may have on our liquidity risk. We monitor credit risk through our bank and Board’s loan committees, recognizing that an increased credit risk profile may limit our future liquidity. We also closely monitor interest rate risk, through our asset and liability management committee, focusing on the potential effect changing market rates of interest will have on liquidity. We monitor price risk (or market risk) as well. Since we do not actively trade financial instruments or participate in non-traditional mortgage banking activities, exposure to price risk is limited. Transaction risk is the current and prospective risk to earnings and capital arising from fraud, error, the inability to deliver products or services, maintain a competitive position, and manage information. We monitor and address transaction risk through our operations policies, controls and contingency planning process.

Our liquidity risk management process includes systems to identify, measure, monitor and control our liquidity exposures. We believe an effective management information system is essential for sound management decisions, so information will be readily available for day-to-day liquidity management and risk control, as well as during times of stress. Among other things, management monitors the following and their effects on liquidity risk:

•	Asset and quality trends;

•	Earnings and cash flow forecasts;

•	Net non-core funding dependence;

•	Loans to funding;

•	Short-term investments to total liabilities;

•	Customer repurchase agreements to total investments available for pledging;

•	Our general reputation in the market and the condition of the market itself;

•	Management changes;

•	The overall composition and mix of the balances sheet structure; and

•	The types of deposits being generated, as well as their source, maturity and price.

Interest Rate Sensitivity

We, like most community banks, depend on our net interest income for our primary source of earnings. Net interest income is the difference between the interest we receive on our loans and investments (our assets), and the interest we pay on deposits and borrowings (our liabilities). Movements in interest rates will cause our earnings to fluctuate. To lessen the impact of these margin swings, we strive to structure our balance sheet so we can reprice the rates applicable to our assets and liabilities in roughly equal amounts at approximately the same time. We manage our asset mix by regularly evaluating the yield, credit quality, funding sources, and liquidity of our assets. Subject to customer and competitive factors, we manage our liability mix by expanding our deposit base and converting assets to cash as necessary. If there is an imbalance in our ability to reprice assets and liabilities at any point in time, our earnings may increase or decrease with changes in the interest rate, creating interest rate sensitivity. Interest rates have historically varied widely, and we cannot control or predict them. Despite the measures we take to lessen the impact of interest rate fluctuations, large moves in interest rates may negatively impact our profitability.

Our asset and liability mix is designed to earn a maximum rate of return without jeopardizing our liquidity, interest sensitivity and credit risk. The mix of loans covers a broad enough segment of the market to prevent concentrations in credit in any loan type or industry segment. The mix of loans allows reasonable liquidity due to maturity schedules and amortization. The mix of loans is related to loan growth in Southwest and Central Florida and our interest sensitivity requirements. The liability mix does not differ significantly from that of other banks in the market place. The target deposit customer often maintains interest-bearing transactions and savings accounts. Subject to customer acceptance, maturities of time deposits may be extended based on our liquidity and interest earning asset growth expectations.

Our overall objective is to achieve and maintain earnings performance consistent with our long-term goals while maintaining acceptable levels of interest rate risk, a “well capitalized” balance sheet, and adequate levels of liquidity. The objective as it relates to interest rate risk is to manage our overall planned net interest margin so exposure to unexpected changes in interest rates results in manageable fluctuations in the net interest margin. These efforts affect pricing, mix, volume, maturity and other terms for both assets and liabilities. We intend to maintain capital levels sufficient to meet the definition of “well capitalized” by the governing regulatory bodies. As it relates to liquidity, it is our objective that we sustain the ability to fund assets and meet liability obligations as needed at a reasonable cost and/or minimal losses.

Capital adequacy

We have over $67.7 million in total net capital as of December 31, 2012. We have operated at a well capitalized level during our first three years of operation, with our leverage capital above 8% with one minor exception. As of March 31, 2011, the Bank’s Tier I capital ratio was below 8%. With the closing of the 2011 Private Placement (see Item 1 – “BUSINESS”—The 2011 Private Placement by the Bank”) on April 29, 2011, the Bank’s Tier I capital ratio met the definition of well capitalized. Capital adequacy for banks is regulated by the OCC and the FDIC. The primary measures of capital adequacy are risk-based capital guidelines and the leverage ratio. Changes in these guidelines or in our levels of capital can affect our ability to expand and pay dividends. See “SUPERVISION AND REGULATION”.

Deposit services

We offer a full range of deposit services are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, commercial accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to our primary service areas at competitive rates. In addition, we offer certain retirement account services, including IRAs. We solicit these accounts from individuals, businesses and other organizations. We also attract retail deposits by providing innovative products and services which include mobile and Internet banking, providing existing customers with the ability to electronically perform account transactions, and Internet conversion services to prospective customers.

Deposit Distribution. Our deposit composition, by percentage, at December 31, 2012, 2011 and 2010, respectively, is as follows:

	As of December 31,
	2012	2011	2010
Noninterest-bearing demand deposits	11%	8%	7%
Interest-bearing deposits:
Money market	31%	31%	16%
NOW	14%	26%	57%
Savings	14%	11%	6%
Certificates of deposit $100,000 or more	23%	19%	8%
Certificates of deposit under $100,000	7%	5%	6%

Total deposits	100%	100%	100%

Other Banking Services

We offer cashier’s checks, Master Card debit and credit cards, traveler’s checks and direct deposit. We are associated with Pulse, a national ATM network that is used by our customers throughout the country. We also offer additional bank services, including lines of credit, banking by mail, night deposit services, drive-through banking and on-line banking. Safe deposit boxes are also available at our branch locations. We currently do not, nor do we expect to, exercise trust powers during our next few years of operation.

Title Insurance Services

We have a single, wholly owned subsidiary established to provide title insurance for both residential and commercial loan closings. The business is primarily generated from employee referrals. The subsidiary, First National Title and Closing Services, Inc. has proven to be a revenue enhancement opportunity, as well as an opportunity to improve customer service and cross-sell opportunities through increased and more positive interaction with the customer.

Employees

We have 102 full-time and two part-time employees. The Bank has engaged OnCall Staffing to provide transitional positions for 3 additional employees of the former Royal Palm Bank of Florida.

The 2011 Private Placement by the Bank

Generally

On April 29, 2011, prior to completion of the Reorganization, the Bank concluded a private placement whereby it sold and issued 8,089,731 shares of common stock to ten institutional investors and their affiliates and eight accredited investors (the “Investors”), pursuant to which the Bank realized, after offering expenses, total proceeds of approximately $36,600,000 (the “2011 Private Placement”). The 2011 Private Placement was conducted to raise funds for general corporate purposes, to assist in organic growth and to provide funds for possible strategic expansion, which may include acquisitions of other financial institutions, including failed financial institutions from the FDIC. Further sales of Company common stock and preferred stock, to the Lead Investors and the Fixed Percentage Investors (both as defined below) upon the occurrence of certain events are contemplated by the terms of the 2011 Private Placement.

The Lead Investors

In connection with the 2011 Private Placement, the Bank entered into an Investment Agreement (the “Investment Agreement”) with certain affiliates of Lightyear and GMT (Lightyear and GMT are referred to together herein as the “Lead Investors”), pursuant to which Lightyear and GMT agreed, subject to the terms and conditions of the Investment Agreement, to participate in the 2011 Private Placement.

The 2011 Private Placement represented the first portion (the “Initial Drawdown”) of a committed investment in the Company’s common stock and preferred stock, by Lightyear and GMT. Of the Lead Investors, it is currently contemplated that only Lightyear would purchase Company preferred stock (Series A Preferred Stock) in any subsequent drawdown (as more fully described below). Future purchases of common stock and preferred stock, if any, will take place from time to time until April 2014, subject to future regulatory approvals and certain board and shareholder approvals being met, with a total maximum commitment by all investors (including the Fixed Percentage Investors, as described below) to purchase at least $135 million in common stock and preferred stock of the Company, or their affiliates. Subsequent issuances of common stock and preferred stock beyond the Initial Drawdown will be dependent upon the Company’s capital needs with respect to supporting its growth strategies, including potential acquisitions and possible participation in one or more acquisitions of failed banks in transactions assisted by the FDIC.

The Co-Investors

In connection with the 2011 Private Placement, the Bank entered into several subscription agreements (the “Fixed Percentage Subscription Agreement”) with certain parties named therein (the “Fixed Percentage Investors”), pursuant to which the Fixed Percentage Investors agreed, subject to the terms and conditions of the Fixed Percentage Subscription Agreement, to participate in the 2011 Private Placement.

The investment of the Fixed Percentage Investors in the 2011 Private Placement represented the first portion of a committed investment in the Company’s common stock by the Fixed Percentage Investors. Future purchases of the Company’s common stock or preferred stock will take place on the terms detailed in the previous section discussing the Investment Agreement. The Fixed Percentage Investors have the right to maintain their percentage investment in the Company in the event of future issuances of common stock. However, in light of certain regulatory requirements, four of the Fixed Percentage Investors have determined that they intend to purchase a certain amount of preferred stock, in addition to common stock, in any subsequent drawdowns by the Company. Therefore, in the event of future drawdowns of capital by the Company, it is intended that these four Fixed Percentage Investors (and Lightyear, as described above) will be issued a mixture of Company common stock and non-voting preferred stock in lieu of the common stock that they would have otherwise been entitled to by virtue of the terms of the Fixed Percentage Subscription Agreements.

SUPERVISION AND REGULATION

The Company and the Bank are subject to extensive federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of our operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations. It is intended only to briefly summarize some material provisions.

Recent Federal Legislation

The following is a summary of laws and regulations enacted beginning in October of 2008 that could materially impact our business, financial condition or results of operations. This discussion should be read in conjunction with the remainder of this “SUPERVISION AND REGULATION” section.

Economic Stabilization Legislation. In the wake of the 2008 financial crisis, the federal government enacted several laws and certain key federal regulatory agencies enacted various regulations and programs designed to stabilize the economy. The two principal pieces of legislation were the Emergency Economic Stabilization Act of 2008 (the “EESA”) and the American Recovery and Reinvestment Act of 2009 (the “ARRA”). Under these laws and other authority, government agencies enacted the Troubled Asset Relief Program (“TARP”), Capital Purchase Program, Public-Private Investment Program, Temporary Liquidity Guarantee Program (“TLGP”) (which expired at the end of 2012) and other initiatives.

The board of directors of the Bank did not elect to participate in the major programs under the EESA and ARRA (such as TARP or TLGP), although the Company and the Bank may elect to participate in other similar programs in the future.

The Dodd-Frank Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010 and results in sweeping changes in the regulation of financial institutions. Many provisions of the Dodd-Frank Act apply to, and are more likely to affect, larger financial institutions. However, the Dodd-Frank Act contains numerous other provisions that affect community banks.

Certain of these provisions may have the consequence of increasing expenses and decreasing revenues of all community banking organizations. Furthermore, the environment in which community banking organizations will operate in the future, including legislative and regulatory changes affecting, among other things, their capital, liquidity, and supervision, may have long-term effects on the business model and profitability of community banking organizations, which effects cannot, now, be predicted. The specific impact of the Dodd-Frank Act on the current and future financial performance of the Bank, will, in large part, depend on the terms of the required regulations and policies to be developed and implemented by the appropriate regulatory agencies.

The Dodd-Frank Act effected a number of statutory changes that, together with the regulations promulgated thereunder, impact community banks. Certain of these changes are discussed below, as follows:

•

Assessment Base for Deposit Insurance. The Dodd-Frank Act changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminated the ceiling on the size of the FDIC’s Deposit Insurance Fund (the “DIF”), and increased the floor applicable to the size of the DIF, which may require an increase in the level of assessments for institutions such as the Bank.

•

Deposit Insurance Limits. The Dodd-Frank Act made permanent the $250,000 limit on federal deposit insurance. Furthermore, the Dodd-Frank Act provided unlimited federal deposit insurance for noninterest-bearing transaction accounts (traditional, noninterest-bearing demand deposit (or checking)) at all depository institutions until December 31, 2012.

•

Consumer Financial Protection Bureau. The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency responsible for implementing, examining, and enforcing compliance with federal consumer financial laws. The new Consumer Financial Protection Bureau (“CFPB”) has been created under the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and has rule-making, enforcement and investigative authority over consumer financial protection statutes. Many new consumer protection regulations are expected to be promulgated over the next few years. Many of those regulations will increase compliance costs for depository institutions or limit the fees they can charge. Community banks may find it more difficult than larger institutions to absorb the increased compliance costs and reduction in income. The new CFPB is specifically authorized to take action and promulgate rules to prohibit unfair, deceptive or abusive acts or practices in connection with any transaction with a consumer for a consumer financial product. Unfair and deceptive acts are already prohibited by the Federal Trade Commission Act and many state laws. However, the Dodd-Frank Act provides minimal guidance as to what activities will be considered “abusive”. This will likely be an area of significant consumer litigation in the future. State attorneys general are specifically granted the authority to enforce the regulations promulgated by the CFPB against national banks, which will likely result in increased enforcement of the new consumer regulations.

•

Loss of Federal Preemption. The Dodd-Frank Act restricts the preemption of state law by federal law and disallows subsidiaries and affiliates of national banks from availing themselves of such preemption.

•

Interstate Branching. The Dodd-Frank Act, subject to a state’s restrictions on intra-state branching, now permits interstate branching. Therefore a bank may enter a new state by acquiring a branch of an existing institution or by establishing a new branch office. As a result, there will be no need for the entering bank to acquire or merge with an existing institution in the target state. This ability to establish a de novo branch across state lines will have the effect of increasing competition within a community bank’s existing markets and may create downward pressure on the franchise value for existing community banks.

•

Requirement for Mortgage Loans. The Dodd-Frank Act created additional requirements for residential mortgage loans made by community banks and other mortgage lenders, including restrictions on prepayment penalties and yield-spread premiums, requirements for verification of a borrower’s ability to repay the mortgage loan, and other requirements and restrictions. These provisions of the Dodd-Frank Act will likely increase the compliance and management costs of community banks associated with the origination of residential mortgage loans.

•

Interchange Fees. The Dodd-Frank Act amended the Electronic Funds Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. The Federal Reserve issued its final rule establishing these new standards on June 29, 2011. Although community banks have been exempted from the cap on interchange fees, the cap on the fees of large banks will create market forces that force all fees downward. Therefore, community banks should expect lower interchange revenues in the future.

•

Minimum Capital Requirements and Enhanced Supervision. On June 14, 2011, the federal banking agencies published a final rule regarding minimum leverage and risk-based capital requirements for banks and bank holding companies consistent with the requirements of Section 171 of the Dodd-Frank Act. The Dodd-Frank Act also increased regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency. In addition, new enhanced capital requirements promulgated by the Basel Committee on Board Supervision are likely to take effect in the near future (known as “Basel III”) (see the Section entitled “The Bank” below).

•

Payment of Interest on Demand Deposits. On July 21, 2011, the Federal Reserve’s final rule repealing Regulation Q, Prohibition Against Payment of Interest on Demand Deposits, became effective. Regulation Q was promulgated to implement the statutory prohibition against payment of interest on demand deposits by institutions that are member banks of the Federal Reserve. This will increase community banks’ cost of funds as they may need to pay interest on demand deposits of business entities to retain such customers.

•

Transactions with Affiliates. The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained. These requirements became effective on July 21, 2011.

•

Enhanced Lending Limits. The Dodd-Frank Act strengthened the previous limits on a depository institution’s credit exposure to one borrower which limited a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expanded the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

•

Compensation Practices. The Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or compensation that gives rise to excessive risk or could lead to a material financial loss to such firm. In June 2010, prior to the Dodd-Frank Act, the bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which requires that financial institutions establish metrics for measuring the impact of activities to achieve incentive compensation with the related risk to the financial institution of such behavior.

Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been finalized, many of the new requirements called for have yet to be implemented and will likely be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

The Company

As a registered bank holding company, the Company is subject to regulation and supervision by the Federal Reserve. The following is a summary of federal and state laws and regulations applicable to bank holding companies.

Expansion Activities

The Bank Holding Company Act (the “BHCA”) requires every bank holding company to obtain the prior approval of the Federal Reserve before merging with another bank holding company, acquiring substantially all the assets of any bank or bank holding company, or acquiring directly or indirectly any ownership or control of more than five percent (5%) of the voting shares of any bank. The BHCA also prohibits a bank holding company, with particular exceptions, from acquiring direct or indirect ownership of more than five percent (5%) of the voting shares of any company which is not a bank or bank holding company and from engaging in any business other than that of banking, managing and controlling banks, or furnishing services to banks and their subsidiaries. Bank holding companies may, however, engage in some businesses and activities determined by the Federal Reserve to be closely related to banking or managing and controlling banks.

Bank Holding Company Obligations

Under current law and Federal Reserve policy, a bank holding company is expected to act as a source of financial and managerial strength to its subsidiary bank or banks and to maintain resources adequate to support each subsidiary bank. This support may be required at times when the bank holding company may not have the resources to provide it. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to priority of payment. Bank holding companies also have minimum capital requirements which must be maintained to stay in regulatory compliance.

Dividend Restrictions

The Federal Reserve’s policy regarding dividends is that a bank holding company should not declare or pay a cash dividend which would impose undue pressure on the capital of its bank or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company’s financial position. The Federal Reserve believes that a bank holding company should not initiate or continue cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition.

Restrictions on Affiliate Transactions

Transactions between the Company, the Bank and its nonbank subsidiaries are subject to a number of restrictions. Federal law, specifically Sections 23A and 23B of the Federal Reserve Act, imposes restrictions and limitations on the Bank from making extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of, or investment in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of the Company or other affiliates. Such restrictions and limitations prevent the Company or other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Furthermore, such secured loans and investments by the Bank to or in the Company or to or in any other non-banking affiliate are limited, individually, to ten percent (10%) of the respective subsidiary bank’s capital and surplus, and such secured loans are limited in the aggregate to twenty percent (20%) of the respective subsidiary bank’s capital and surplus. All such transactions must be on terms that are no less favorable to the Bank than those that would be available from nonaffiliated third parties. Moreover, some state banking laws impose restrictions on affiliate transactions similar to those imposed by federal law. Federal Reserve policies also forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered or, if no market exists, actual costs plus a reasonable profit.

The Bank

The Bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the OCC. Our deposits are insured by the FDIC up to a maximum amount, which is currently $250,000. The OCC and the FDIC regulate or monitor virtually all areas of our operations, including:

•	security devices and procedures;

•	adequacy of capitalization and loss reserves;

•	loans;

•	investments;

•	borrowings;

•	deposits;

•	mergers;

•	issuances of securities;

•	payment of dividends;

•	interest rates payable on deposits;

•	interest rates or fees chargeable on loans;

•	establishment of branches;

•	corporate reorganizations;

•	maintenance of books and records; and

•	adequacy of staff training to carry on safe lending and deposit gathering practices.

The OCC requires that we maintain specified ratios of capital to assets and imposes limitations on our aggregate investment in real estate, bank premises, and furniture and fixtures. Two categories of regulatory capital are used in calculating these ratios—Tier 1 capital and total capital. Tier 1 capital generally includes common equity, retained earnings, a limited amount of qualifying preferred stock, and qualifying minority interests in consolidated subsidiaries, reduced by goodwill and certain other intangible assets, such as core deposit intangibles, and certain other assets. Total capital generally consists of Tier 1 capital plus Tier 2 capital, which includes the allowance for loan losses, preferred stock that did not qualify as Tier 1 capital, certain types of subordinated debt and a limited amount of other items.

We are required to calculate three ratios: the ratio of Tier 1 capital to risk-weighted assets, the ratio of total capital to risk-weighted assets, and the “leverage ratio,” which is the ratio of Tier 1 capital to average assets on a non-risk-adjusted basis. For the two ratios of capital to risk-weighted assets, certain assets, such as cash and U.S. Treasury securities, have a zero risk weighting. Others, such as commercial and consumer loans, have a 100% risk weighting. Some assets, notably purchase-money loans secured by first-liens on residential real property, are risk-weighted at 50%. Assets also include amounts that represent the potential funding of off-balance sheet obligations such as loan commitments and letters of credit. These potential assets are assigned to risk categories in the same manner as funded assets. The total assets in each category are multiplied by the appropriate risk weighting to determine risk-adjusted assets for the capital calculations.

The minimum capital ratios for us are generally 8% for total capital, 4% for Tier 1 capital and 4% for leverage. To be eligible to be classified as “well-capitalized,” we must generally maintain a total capital ratio of 10% or more, a Tier 1 capital ratio of 6% or more, and a leverage ratio of 5% or more.

Increases in regulatory capital requirements appear to be likely, but the federal regulators have not identified specific increases. In September 2009, the U.S. Treasury Department released a set of principles for financial regulatory reform, including a general recommendation for increased capital for banks and bank holding companies across the board (with even higher requirements for systemically risky banking organizations). In December 2009, the Basel Committee on Banking Supervision issued proposals for regulatory capital changes, including greater emphasis on common equity as a component of Tier 1 capital. On September 12, 2010, the Basel Committee announced the calibration of its revised capital framework for major banking institutions (known as “Basel III”). The increased capital requirements were to be phased in to national laws and regulations by January 1, 2013, but on November 9, 2012, federal banking regulators imposed an indefinite delay of the implementation of these rules. Both sets of proposals also recommend enhanced leverage and liquidity requirements.

Prompt Corrective Action. The FDICIA established a “prompt corrective action” program in which every bank is placed in one of five regulatory categories, depending primarily on its regulatory capital levels. The OCC and the other federal banking regulators are permitted to take increasingly severe action as a bank’s capital position or financial condition declines below the “Adequately Capitalized” level described below. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank’s leverage ratio reaches two percent. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital. The OCC’s regulations set forth five capital categories, each with specific regulatory consequences. The categories are:

•

Well Capitalized — The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution is one (i) having a total capital ratio of 10% or greater, (ii) having a Tier 1 capital ratio of 6% or greater, (iii) having a leverage capital ratio of 5% or greater and (iv) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

•

Adequately Capitalized — The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution is one (i) having a total capital ratio of 8% or greater, (ii) having a Tier 1 capital ratio of 4% or greater and (iii) having a leverage capital ratio of 4% or greater or a leverage capital ratio of 3% or greater if the institution is rated composite 1 under the CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) rating system.

•

Undercapitalized — The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution is one (i) having a total capital ratio of less than 8% or (ii) having a Tier 1 capital ratio of less than 4% or (iii) having a leverage capital ratio of less than 4%, or if the institution is rated a composite 1 under the CAMELS rating system, a leverage capital ratio of less than 3%.

•

Significantly Undercapitalized — The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution is one (i) having a total capital ratio of less than 6% or (ii) having a Tier 1 capital ratio of less than 3% or (iii) having a leverage capital ratio of less than 3% and the institution is rated a composite 2-5 under the CAMELS rating system.

•

Critically Undercapitalized — The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2%.

If the OCC determines, after notice and an opportunity for hearing, that we are in an unsafe or unsound condition, the regulator is authorized to reclassify us to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition.

If we are not well capitalized, we cannot accept brokered time deposits without prior FDIC approval and, if approval is granted, cannot offer an effective yield in excess of 75 basis points over interests paid on deposits of comparable size and maturity in such institution’s normal market area for deposits accepted from within our normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside our normal market area. Moreover, if we become less than adequately capitalized, we must adopt a capital restoration plan acceptable to the OCC. We also would become subject to increased regulatory oversight, and would be increasingly restricted in the scope of our permissible activities. Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow. An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate Federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action. The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency. A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

As of December 31, 2012 and 2011, we were deemed to be “well capitalized”.

Standards for Safety and Soundness. The Federal Deposit Insurance Act (the “FDIA”) also requires the federal banking regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset growth. The agencies must also prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees and benefits. The federal bank regulatory agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness to implement these required standards. These guidelines set forth the safety and soundness standards that the federal bank regulatory agencies use to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if the OCC determines that we fail to meet any standards prescribed by the guidelines, the agency may require us to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the OCC. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

Regulatory Examination. The OCC requires us to prepare annual reports on our financial condition and to conduct an annual audit of our financial affairs in compliance with our minimum standards and procedures.

All insured depository institutions must undergo regular on-site examinations by their appropriate bank regulatory agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate federal bank regulatory agency against each institution or affiliate as it deems necessary or appropriate. Insured depository institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and state supervisor when applicable. The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The federal bank regulatory agencies prescribe standards for all insured depository institutions and depository institution holding companies for the following:

•	internal controls;

•	information systems and audit systems;

•	loan documentation;

•	credit underwriting;

•	interest rate risk exposure; and

•	asset quality.

Insurance of Accounts and Regulation by the FDIC. Our deposits are insured up to applicable limits by the DIF. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged effective March 31, 2006. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions. It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against national banks, after giving the OCC an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The Dodd-Frank Act permanently raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor.

Currently, initial base rate assessments for all FDIC-insured institutions range from 12 to 45 basis points, with assessment rates of 12 to 16 basis points for banks in the best risk category. As a result of the Merger with Panther, we are subject to assessment rates as a “new” institution for the first five years, which rate was 16 basis points on insured deposits through the assessment period ending December 31, 2012.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011.

In February 2011, the FDIC board of directors approved a final plan to impose parity in the deposit-insurance system by basing the assessment base on average total consolidated assets minus average tangible equity instead of domestic deposits. The new initial base rate schedule is substantially lower than the prior schedule; however, the new initial assessment is not necessarily lower in real terms, but is lower because the base amount upon which it is computed (assets rather than deposits) is higher. Institutions in Risk Category I, which includes more than 90 percent of community banks, will be paying 5-9 basis points instead of the current base rate schedule of 12-16 basis points. Institutions in Risk Categories II, III and IV will pay 14, 23 and 35 basis points, respectively, compared to the prior rates of 22, 32 and 45 basis points, respectively. In addition, the secured liability adjustment was eliminated under the proposal (although secured liabilities will likely be reflected in a bank’s new assessment base), and the unsecured debt adjustment and the broker deposit adjustment will also stay but with some modifications. The new rate schedule went into effect during the second quarter of 2011. Under the final rule, institutions with less than $1 billion in assets can report average weekly balances of their consolidated total assets rather than reporting average daily balances. The final rule also allows institutions with less than $1 billion in average consolidated total assets to report the end-of-quarter amount of Tier 1 capital as a proxy for average tangible equity.

The Bank’s FDIC insurance expense totaled $449,000 for 2012. FDIC insurance expense includes deposit insurance assessments (9% of the new assessment base for “new” institutions beginning April 1, 2011) and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds to fund interest payments on bonds to recapitalize the predecessor to the DIF. These assessments will continue until the FICO bonds mature in 2017. The FICO assessment rates, which are determined quarterly, are based on average total consolidated assets minus average tangible equity.

The FDIC may terminate the deposit insurance of any insured depository institution, including us, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OCC. It may also suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Our management is not aware of any practice, condition or violation that might lead to termination of the Bank’s deposit insurance.

Commercial Real Estate Lending. Lending operations that involve concentration of commercial real estate loans are subject to enhanced scrutiny by federal banking regulators. The regulators have issued guidance with respect to the risks posed by commercial real estate lending concentrations. Real estate loans generally include land development, construction loans, loans secured by multi-family property and nonfarm nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for examiners to help identify institutions that are potentially exposed to concentration risk and may warrant greater supervisory scrutiny:

•	total reported loans for construction, land development and other land represent 100 percent or more of the institutions total risk-based capital, or

•

total commercial real estate loans, excluding owner occupied commercial real estate, represent 300 percent or more of the institution’s total risk-based capital and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50 percent or more during the prior 36 months.

In October 2009, the federal bank regulatory agencies issued additional guidance on real estate lending that emphasizes these considerations.

Transactions with Affiliates and Insiders. We are subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W. Section 23A of the Federal Reserve Act places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of our capital and surplus and, as to all affiliates combined, to 20% of our capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. We are forbidden to purchase low quality assets from an affiliate.

Section 23B of the Federal Reserve Act, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve decides to treat these subsidiaries as affiliates. The regulation also limits the amount of loans that can be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus.

We are also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates, and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

Dividends. Statutory and regulatory limitations apply to our payment of dividends. As a general rule, the amount of a dividend may not exceed, without prior regulatory approval, the sum of net income in the calendar year to date and the retained net earnings of the immediately preceding two calendar years. A depository institution may not pay any dividend if payment would cause the institution to become undercapitalized or if it already is undercapitalized. The OCC may prevent the payment of a dividend if it determines that the payment would be an unsafe or unsound banking practice. The OCC has also advised that a national bank should generally pay dividends only out of current operating earnings.

Branching. National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. Under current Florida law, we may open branch offices throughout Florida with the prior approval of the OCC. In addition, with prior regulatory approval, we are able to acquire existing banking operations in Florida. The Dodd-Frank Act, subject to a state’s restrictions on intra-state branching, now permits interstate branching. Therefore, a bank may enter a new state by acquiring a branch of an existing institution or by establishing a new branch office.

Anti-Tying Restrictions. Under amendments to the Federal Reserve regulations, a bank is prohibited from engaging in certain tying or reciprocity arrangements with its customers. In general, a bank may not extend credit, lease or sell property, furnish any services, or fix or vary the consideration for these on the condition that (i) the customer obtain or provide some additional credit, property, or services from or to the bank, the bank holding company or subsidiaries thereof or (ii) the customer may not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended. Certain arrangements are permissible: a bank may offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products; and certain foreign transactions are exempt from the general rule. A bank holding company or any bank affiliate also is subject to anti-tying requirements in connection with electronic benefit transfer services.

Community Reinvestment Act. The Community Reinvestment Act requires that the OCC evaluate our record in meeting the credit needs of our local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on us.

Financial Subsidiaries. Under the Gramm-Leach-Bliley Act of 1999 (the “GLBA”), as amended, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the GLBA imposes restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates. The GLBA also amended the BHCA to permit bank holding companies to form financial subsidiaries.

Consumer Protection Regulations. Our activities are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by us are subject to state usury laws and federal laws concerning interest rates. Our loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•

the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	the Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

Our deposit operations are also subject to:

•

the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•

the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Enforcement Powers. We and our “institution-affiliated parties,” including our management, employees, agents, independent contractors and consultants such as attorneys, accountants and others, who participate in the conduct of the financial institution’s affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to twenty years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

Anti-Money Laundering. Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. We are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in our dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA Patriot Act, enacted in 2001 and renewed in 2006. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing “cease and desist” orders and money penalty sanctions against institutions found to be violating these obligations.

USA PATRIOT Act/Bank Secrecy Act. The USA PATRIOT Act amended, in part, the Bank Secrecy Act and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (iv) filing suspicious activities reports if a bank believes a customer may be violating U.S. laws and regulations and requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

Under the USA PATRIOT Act, the Federal Bureau of Investigation (the “FBI”) can send to the bank regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. The Bank can be requested to search its records for any relationships or transactions with persons on those lists. If we find any relationships or transactions, we must file a suspicious activity report and contact the FBI.

The Office of Foreign Assets Control (“OFAC”), which is a division of the U.S. Department of the Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our bank regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If we find a name on any transaction, account or wire transfer that is on an OFAC list, we must freeze such account, file a suspicious activity report and notify the FBI. We have appointed an OFAC compliance officer to oversee the inspection of our accounts and the filing of any required notifications. We actively check high-risk OFAC areas such as new accounts, wire transfers and customer files. We perform these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

Privacy and Credit Reporting. Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. It is our policy not to disclose any personal information unless required by law. The OCC and the federal bank regulatory agencies have prescribed standards for maintaining the security and confidentiality of consumer information. We are subject to such standards, as well as standards for notifying consumers in the event of a security breach.

Like other lending institutions, we utilize credit bureau data in our underwriting activities. Use of such data is regulated under the federal Fair Credit Reporting Act on a uniform, nationwide basis, including credit reporting, prescreening, sharing of information between affiliates, and the use of credit data. The Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) permits states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of the FACT Act.

Check 21. The Check Clearing for the 21st Century Act (“Check 21”) gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Check 21 also contains other provisions related to check status, communication and verification procedures.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (“SOX”) comprehensively revised the laws affecting corporate governance, accounting obligations and corporate reporting for companies (including banks) with equity or debt securities registered under the Exchange Act. In particular, SOX established: (a) new requirements for audit committees, including independence, expertise, and responsibilities; (b) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (c) new standards for auditors and regulation of audits; (d) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (e) new and increased civil and criminal penalties for violations of the securities laws.

Effective September 21, 2010, the SEC, and, by extension, the OCC, adopted amendments to its rules to conform to Section 404(c) of SOX, as added by Section 989G of the Dodd-Frank Act. Section 404(c) provides that SOX shall not apply to any audit report prepared by an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Exchange Act.

With market value of its common equity less than $75 million, the Company does not qualify as an accelerated filer or large accelerated filer and therefore is not presently subject to Section 404(b) of SOX for the year ended December 31, 2012. Prior to the enactment of the Dodd-Frank Act, the Bank, as a non-accelerated filer (and predecessor filer to the Company), would have been required to include an attestation report from its public accounting firm on internal control over financial reporting in the second year’s annual report filed with the OCC.

Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Future Legislation. Various other legislative and regulatory initiatives affecting the banking regulatory system are from time to time introduced in Congress and state legislatures, as well as regulatory agencies. Currently, the United States Congress is actively considering further significant changes to the manner of regulating financial institutions. The current legislation being considered and other future legislation regarding financial institutions may change banking statutes and the operating environment in substantial and unpredictable ways. The nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable at this time. The Bank cannot determine the ultimate effect that such potential legislation, if enacted, would have upon its financial condition or operations.

ITEM 1A. RISK FACTORS.

The following is a summary of the certain significant risks related to us, our business, and an investment in our common stock. This list should not be viewed as exhaustive. An investment in our common stock involves a significant degree of risk and you should not invest unless you can afford to lose your investment. Please read the entire Annual Report for a more thorough discussion of the risks of an investment in our common stock.

Risks Related to Our Industry

The banking crisis that began in 2008 in the United States and globally has adversely affected our industry, including our business, and may continue to have an adverse effect on our business in the future.

Dramatic declines in the housing market which began in 2008, unemployment and under-employment, negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. The crisis caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. This economic turmoil and tightening of credit led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and the lack of confidence in the financial markets adversely affected the banking industry, as well as financial condition and operating results. Although economic conditions have been slowly improving, future market developments could affect consumer confidence levels and cause adverse changes in loan payment patterns, causing increases in delinquencies and default rates, which may impact future our charge-offs and the provision for credit losses.

The financial distress of other financial institutions could have a material adverse impact on us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. Financial institutions have exposure to many different industries and counterparties, and they routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have in the past led, and could in the future lead, to market-wide liquidity problems and thereafter losses or defaults by us or by other institutions. Many of these transactions expose a financial institution to credit risk in the event of default of a counterparty or client. In addition, credit risk may be exacerbated when the collateral cannot be realized or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to it. There is no assurance that any such losses would not materially and adversely affect our business, financial condition, and results of operations.

Recent legislative reforms could result in the Bank’s business becoming subject to significant and extensive additional regulations and/or could adversely affect the Company’s results of operations and financial condition.

The Dodd-Frank Act has resulted in sweeping changes in the regulation of financial institutions aimed at strengthening the sound operation of the financial services sector. The Dodd-Frank Act’s provisions that have received the most public attention generally have been those applying to or more likely to affect larger institutions. However, it contains numerous other provisions that will affect all banks and bank holding companies, and will fundamentally change the system of oversight described in the section entitled Item 1 - “SUPERVISION AND REGULATION” above.

Some of these provisions may have the consequence of increasing the Company’s expenses, decreasing its revenues, and changing the activities in which it chooses to engage. The environment in which banking organizations will operate after the financial crisis, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, changes in fiscal policy and steps to eliminate government support for banking organizations, may have long-term effects on the business model and profitability of banking organizations that cannot now be foreseen. The specific impact of the Dodd-Frank Act on the Company’s current activities or new financial activities the Company may consider in the future, the Company’s financial performance, and the markets in which the Company operates, will depend on the manner in which the relevant agencies develop and implement the required rules and the reaction of market participants to these regulatory developments.

Risks Related to Our Business

We have limited operating history and, accordingly, investors will have little basis on which to evaluate our ability to achieve our business objectives.

We have a limited operating history upon which to evaluate our business and future prospects. As a result, it is difficult, if not impossible, to predict future operating results and to assess the likelihood of the success of our business. As a relatively young financial institution, the Bank is also subject to risks and levels of risk that are often greater than those encountered by financial institutions with longer established operations and relationships. New financial institutions often require significant capital from sources other than operations. Since we are a relatively young financial institution, our management team and employees will shoulder the burdens of the business operations and a workload associated with business growth and capitalization that is disproportionately greater than a more mature, established financial institution.

Our operations and the operations of our vendors, suppliers and customers may be subject to disruption from events beyond our control.

Our operations and the operations of our vendors, suppliers and customers may be subject to disruption from a variety of causes, including work stoppages, financial difficulties, acts of war, terrorism, fire, earthquakes, flooding or other natural disasters. If a major disruption were to occur it could result in suspension of operations, harm to people or the environment, delays in our ability to provide banking services, or the inability of customers to repay loan obligations. Adverse consequences may also result with regard to disruptions in the operations of our vendors, suppliers and customers, which could have a material adverse effect upon our business.

As a result of Hurricane Sandy, which made landfall across the northeastern part of the United States on October 29, 2012, the operations of the Company and some of our vendors and suppliers were affected by the loss of electricity, flooding and other disruptions to operations. We are continuing the work of assessing the full impact of this storm. At this time, we do not believe the financial impact of any losses or disruptions, if any, would be material to our future consolidated financial condition or results of operations.

We are subject to extensive regulation which could limit or restrict our activities. This regulation is for the protection of our depositors and not for our investors.

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various regulatory agencies. Our compliance with these regulations is costly and restricts certain activities, including the payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and the locations of our offices and branches. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of any such change on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks, our cost of compliance could adversely affect our ability to operate profitably.

Although we are subject to extensive and comprehensive regulation by various bank regulatory agencies such as the OCC and the FDIC, the purpose of these bank regulatory agencies is to protect and insure the interests and deposits of our depositors. These agencies do not consider preserving or maximizing the investment made by our investors when regulating our activities.

Our success is dependent upon our management team, which may be unable to implement our proposed business strategy successfully.

Our success is largely dependent upon our management team consisting of Gary Tice, Garrett Richter, C.C. Coghill, Robert Reichert, Ronald Rucker, Brian Keenan, Peter Setaro, Jody Hudgins and Ronald Orr. Our management team has adopted a traditional, community-focused commercial banking strategy. In order to execute our business strategy, the management team will need to, among other things:

•	attract sufficient retail and commercial deposits;

•	attract and maintain banking relationships with businesses in our market area;

•	attract and retain experienced commercial and community bankers;

•	identify and pursue suitable opportunities for opening new branches in our market area;

•	identify and pursue suitable merger and acquisition opportunities including FDIC assisted transactions;

•	maintain adequate regulatory capital and comply with applicable federal and state regulations;

•	attract sufficient loans, including correspondent and purchased loans that meet prudent credit standards; and

•	maintain expenses consistent with other growth oriented service providers.

Failure to achieve these strategic goals could adversely affect our ability to implement our business strategies successfully and could negatively impact our business, financial condition and results of operations.

Changes in monetary policy and interest rates could adversely affect our profitability and our business.

Our results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve. Our profitability depends, to a significant extent, on our net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Interest rates are highly sensitive to many factors beyond our control, including general economic conditions and policies of various governmental and regulatory agencies. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but those changes could also affect our ability to originate loans and obtain deposits.

Our net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments. Changes in interest rates could also adversely affect the income of some of our noninterest income sources. For example, if mortgage interest rates increase, the demand for residential mortgage loans will likely decrease, which will have an adverse effect on our loan closing fee income. Continuing declines in security values and rising interest rates could result in declining security values which could further limit the potential recognition of gains on investment security sales.

In light of changing conditions in the national economy and in the financial markets, particularly the uncertain economic environment, the continuing threat of terrorist acts and the current military operations in the Middle East, we cannot predict possible future changes in interest rates, which may negatively affect our deposit levels, loan demand and our business and earnings. Furthermore, the actions of the United States and other governments in response to ongoing economic crises may result in currency fluctuations, exchange controls, market disruption and other adverse effects.

Changes in local economic conditions where we operate could have a negative effect on our business.

Our success depends significantly on growth in population, income levels, deposits and housing starts in Southwest and Central Florida. The local economic conditions in our market area has a significant impact on the ability of borrowers to repay loans and the value of the collateral securing loans. Adverse changes in, and further deterioration of, the economic conditions in the Southeastern United States in general or in our local markets could negatively affect our financial condition, results of operations and our profitability. A continuing deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business:

•	loan delinquencies may increase;

•	problem assets and foreclosures may increase;

•	demand for the Bank’s products and services may decline; and

•

collateral for loans the Bank makes, especially real estate, may decline in value, in turn reducing a customer’s borrowing power, and reducing the value of assets and collateral associated with the Bank’s loans.

We face strong competition for customers from larger and more established banks, which could prevent us from obtaining and retaining customers, and may cause us to have to pay higher interest rates to attract and retain customers.

We encounter strong competition from banks and other types of financial institutions operating in Southwest and Central Florida, including the surrounding communities. Some of these competitors have been in business for a long time and have already established their customer base and name recognition. Most of these competitors are larger, and have greater financial and personnel resources than us. Some are large national, super-regional or regional banks, such as Fifth Third, Bank of America, Wells Fargo and Regions Bank, and others are more established community banks, such as CenterState, Capital Bank, N.A. and Iberia Bank. These institutions offer certain services, including extensive and established branch networks and trust services that we do not currently provide and may not provide for some time. Due to this competition, we may have to pay higher rates of interest to attract and retain deposits, decreasing our profitability. In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us.

Future growth or operating results may require us to raise additional capital, but that capital may not be available.

To the extent that our future operating results erode capital, or as we expand, we may be required to raise additional capital. In addition, we are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.

If we require additional capital in the future, such capital may be available based on certain commitments made by investors who participated in the 2011 Private Placement (see Item 1—“BUSINESS – The 2011 Private Placement by the Bank”). However, there are certain restrictions placed on the Company with respect to making a capital call based on such commitments, which may make this source of capital unavailable when needed.

In general, our ability to raise capital will depend on conditions in the capital markets, which are outside of our control and largely do not depend on our financial performance. Accordingly, we cannot be assured of our ability to raise capital when needed or on favorable terms. If we cannot raise additional capital when needed, we will be subject to increased regulatory supervision and the imposition of restrictions on our growth and business. These restrictions could negatively affect our ability to operate or further expand our operations through loan and deposit growth, acquisitions or the establishment of additional branches and result in increased operating expenses and reduced revenues.

The Company may be required to contribute capital or assets to the Bank that could otherwise be invested or deployed more profitably elsewhere.

Federal law and regulatory policy impose a number of obligations on bank holding companies that are designed to reduce potential loss exposure to the depositors of insured depository subsidiaries and to the FDIC’s insurance fund. For example, a bank holding company is required to serve as a source of financial strength to its insured depository subsidiaries and to commit financial resources to support such institutions where it might not do so otherwise. The Federal Reserve has the ability to require the Company to contribute capital to the Bank, even if the Company would not ordinarily do so and even if such contribution is to the detriment of the Company or its shareholders.

Liquidity needs could adversely affect our results of operations and financial condition.

Our primary sources of funds are customer deposits and loan principal and interest payments. Deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Scheduled loan repayments are a relatively stable source of funds; however, they are subject to the ability of borrowers to repay the loans. Borrowers’ ability to repay loans can be adversely affected by a number of factors outside our control, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Cash flows from investments are also fairly stable but can be accelerated or extended based on underlying interest rates. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet deposit withdrawal demands or otherwise fund operations. Those sources may include Federal Home Loan Bank advances, brokered deposits and federal funds lines of credit from correspondent banks. While we believe these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if we experience atypical deposit withdrawal demands, increased loan demand or if regulatory decisions should limit available funding sources such as brokered deposits. We may be required to slow or discontinue loan growth, capital expenditures, other investments or liquidate assets should those sources not be adequate.

Because of our limited historical loan loss experience, we may underestimate our allowance for loan losses and could be required to decrease our net income or capital in order to increase the allowance.

Making loans and other extensions of credit are essential elements of our business, and there is a risk our loans or other extensions of credit will not be repaid. If our loans are not repaid, we will incur losses and be required to charge those losses against our allowance for loan losses. There is no precise method of predicting credit losses. Therefore, we will always face the risk charge-offs in future periods will exceed our allowance for loan losses, and that additional increases in the allowance for loan losses will be required. Moreover, because we have limited historical loan loss experience, the risk we could underestimate the allowance actually needed may be greater than if we had additional historical information from which to derive our allowance. Determining the adequacy of the allowance for loan losses is inherently subjective and additional provisions to the allowance for loan losses may be necessary as credit quality data becomes more reliable.

Additions to our allowance for loan losses would result in a decrease of our net income and our capital. If additions to the allowance for loan losses depletes too much capital, our capital ratios could fall below regulatory standards, and our regulators could subject us to enforcement actions, restrict operations, or ultimately cease our operations and take control.

An increase in the volume of loans may make loan quality more difficult to control and an increase in loan losses could adversely affect our results of operations and financial condition.

Although growth in earning assets is desirable in a community bank, it can have adverse consequences if not well managed. For example, rapid loan growth could cause future loan losses if not properly underwritten and adequately monitored to detect loan problems as they occur. Our strategic plan calls for continued growth in our existing markets (internally and through additional offices) and to expand into new markets as appropriate opportunities arise. Because collection problems often do not arise until some loans have been in existence for some period of time, we cannot provide assurance we will not have future collection problems on loans currently performing according to their terms.

We will face risks with respect to future expansion and acquisitions or mergers.

In the future, we may seek to acquire other financial institutions or parts of institutions, including purchases from the FDIC. However, we may not have the opportunity to make suitable acquisitions on favorable terms, which could negatively impact the growth of our business. We expect other banking and financial companies, many of which have significantly greater resources, will compete with us to acquire compatible businesses. This competition could increase prices for acquisitions we would likely pursue. Also, acquisitions of regulated businesses such as banks are subject to various regulatory approvals. In particular, our ability to participate in FDIC-assisted acquisitions would be contingent upon a full review by the various banking regulators, including the Federal Reserve, and additional requirements imposed by such regulators, which requirements cannot be known at this time. For example, we must maintain approval by the OCC and the FDIC to participate as a bidder in a purchase from the FDIC. Without the appropriate regulatory approvals, we will not be able to participate in any purchases from the FDIC or to otherwise consummate an acquisition that we believe is in our best interests.

We would be subject to certain risks related to FDIC-assisted transactions in which we may participate.

The success of any FDIC-assisted transactions in which we have participated or may participate in the future, will depend on a number of factors, including the following:

•	our ability to fully and successfully integrate the branches acquired into our operations;

•

our ability to limit the outflow of deposits held by our new customers in the acquired branches and to successfully retain and manage interest-earning assets (loans) acquired in FDIC-assisted transactions;

•	our ability to generate new deposits and interest-earning assets (loans) in the geographic areas previously served by the acquired banks;

•	our ability to compete effectively in new markets in which we did not previously have a presence;

•	our success in deploying cash received in a FDIC-assisted transactions into assets bearing sufficiently high yields without incurring unacceptable credit or interest rate risk;

•	our ability to control the incremental non-interest expenses from the acquired branches in a manner that enables us to maintain a favorable overall efficiency ratio;

•	our ability to retain and attract the appropriate personnel to staff the acquired branches; and

•	our ability to earn acceptable levels of interest and non-interest income, including fee income, from the acquired branches.

As with any acquisition involving a financial institution, particularly one involving the transfer of a number of bank branches as is often the case with FDIC-assisted transactions, there may be higher than average levels of service disruptions that would cause inconveniences or potentially increase the effectiveness of competing financial institutions in attracting our customers. Integrating the acquired branches can also present unique challenges and opportunities because of the nature of the transaction. Integration efforts will also likely divert management’s attention and resources. It is not known whether we will be able to integrate future acquired branches successfully, and the integration process could result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the FDIC-assisted transactions. We may also encounter unexpected difficulties or costs during the integration that could have a material adverse effect on our earnings and financial condition. Finally, the purchase and assumption agreement with the FDIC may impose additional contractual requirements on us and FDIC oversight.

In any purchase from the FDIC, we will make certain assumptions regarding the costs we will incur in connection with the acquisition of the assets and liabilities of a failed bank from the FDIC; if these assumptions are inaccurate, or if the loss share provisions (if any) provided for in the purchase and assumption agreement are administered improperly or, in the future, the FDIC interprets such provisions different from what we would anticipate, then we could incur additional losses.

We may acquire the assets and liabilities of banks that are in receivership through the FDIC bid process for failed institutions. In conjunction with any such acquisition, we would discount the acquired loan portfolios and other assets of the failed bank based on our estimates of remaining losses and other costs. In addition, we might enter into a loss sharing agreement with the FDIC, pursuant to which the FDIC would reimburse us for a specific percentage of the loan losses incurred in connection with the failed bank’s loans. Through the loss sharing arrangement, the FDIC would absorb a significant portion of the loss from the failed bank’s asset portfolios, and the asset management and disposition incentives of us and the FDIC would become more aligned as both parties would share in the loss. If the loss share provisions provided for in the loss sharing agreement are administered improperly or, in the future, the FDIC interprets such provisions different from what we would anticipate, then our losses could increase. We would expect to establish our bid to the FDIC for a failed bank that would cover our anticipated losses as well as other expected costs associated with the acquisition. However, there is no assurance that our financial assumptions will be correct.

We may be required to pay significantly higher FDIC premiums in the future.

Insured institution failures, as well as deterioration in banking and economic conditions since 2008, have significantly increased the loss provisions of the DIF, resulting in a decline in the designated reserve ratio to historical lows. The FDIC expects there to be continued insured institution failures in the next few years; therefore, the reserve ratio may continue to decline. Additionally, the EESA temporarily increased the limit on FDIC coverage to $250,000 through December 31, 2009, which was later extended to December 31, 2013 on May 20, 2009. On July 21, 2010, the $250,000 FDIC coverage limit was made permanent by the enactment of the Dodd-Frank Act.

These developments have caused premiums assessed by the FDIC to increase. We are generally unable to control the amount of premiums we are required to pay for FDIC insurance. If there are additional banks or financial institution failures, we may be required to pay even higher FDIC premiums. These announced increases and any future increases in FDIC insurance premiums may materially and adversely affect our results of operations. Additionally, the Dodd-Frank Act changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital. Although we may see a decline in premiums as a result of this change, there is still risk that future assessments could increase.

Changes in accounting policies and practices, as may be adopted by the regulatory agencies, the Financial Accounting Standards Board, or other authoritative bodies, could materially impact our financial statements.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the regulatory agencies, the Financial Accounting Standards Board, and other authoritative bodies change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations.

We must respond to rapid technological changes, and these changes may be more difficult to implement or more expensive than anticipated.

We will have to respond to future technological changes. Specifically, if our competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, then our existing product and service offerings, technology and systems may be impaired or become obsolete. Further, if we fail to adopt or develop new technologies or to adapt our products and services to emerging industry standards, then we may lose current and future customers, which could have a material adverse effect on our business, financial condition and results of operations. The financial services industry is changing rapidly and in order to remain competitive, we must continue to enhance and improve the functionality and features of our products, services and technologies. These changes may be more difficult or expensive than we anticipate.

We may not be able to implement effectively the strategies that underlie our reasons for having formed a bank holding company.

We believe the holding company structure will provide us with better opportunities to meet our capital needs and expand our business and markets through acquisitions; however, we cannot provide any assurance we will be able to do any of these things to the full extent we will be legally able to, on favorable terms or at all. If we are unable to implement our future strategies that we believe are enhanced by the holding company structure, the cost, effort and expense of the holding company reorganization could be greater than the benefits realized by the holding company reorganization, and the increased costs of operating in the future under the holding company structure could affect our business and profitability.

Risks Related to Investing in our Common Stock

The FDIC’s 2009 policy statement imposing restrictions and criteria on private investors in failed bank acquisitions may apply to us.

On August 26, 2009, the FDIC issued a policy statement imposing restrictions and criteria on private investors in acquisitions of failed banks. The policy statement is broad in scope and potentially applies to an investor with more than 5% of the total voting power of an acquired depository institution or its holding company. We cannot be sure whether or how the FDIC might seek to apply the policy statement to a private placement of our common stock to raise capital for the purpose of acquiring one or more failed banks from the FDIC.

Our investors may be determined by a bank regulatory agency to be acting in concert which would result in the shares owned by such investors being aggregated for purposes of determining whether those investors must submit a notice under the Change in Bank Control Act prior to acquiring our shares. Generally, “acting in concert” means knowing participation in a joint activity or parallel action towards the common goal of acquiring control of a bank or a parent company, whether or not pursuant to an express agreement. How this definition is applied in individual circumstances can vary among the various federal bank regulatory agencies and cannot always be predicted with certainty. Many factors can lead to a finding of acting in concert, including where: (i) investors are commonly controlled or managed; (ii) the investors are parties to an oral or written agreement or understanding regarding the acquisition, voting or transfer of control of voting securities of a bank or bank holding company; (iii) the investors each own stock in a bank and are also management officials, controlling shareholders, partners or trustees of another company; or (iv) both an investor and a controlling shareholder, partner, trustee or management official of the investor own stock in the bank or bank holding company.

If certain of our investors are deemed to be acting in concert, or if the FDIC determines to apply the policy statement in another manner, it could delay or prevent our ability to participate in an acquisition of one or more failed banks. Any delay or prevention in this manner, could cause us to lose the benefit of an acquisition opportunity that might improve our financial condition and results of operations, in accordance with our strategic plans.

There is no public market for our common stock.

There is no public market for or organized trading in our common stock and, as none is expected to develop in the foreseeable future, you may be unable to liquidate your investment in us and should be prepared to bear the economic risk of an investment in our common stock for an indefinite period. We cannot predict the extent to which an active public market for our common stock may develop or be sustained. Our common stock is not currently listed on any exchange or trading market. There can be no assurances that trading in the over-the-counter market or through brokers or market makers will develop.

We do not anticipate declaring dividends in the foreseeable future for both regulatory and business reasons.

Holders of our common stock are not entitled to receive dividends unless declared by our board of directors. Since our inception, we have not paid any dividends on our common stock and do not intend to pay dividends in the foreseeable future. Even if we decide to pay dividends, our ability to do so will be limited by regulatory restrictions, our financial condition, and results of operations, capital requirements, level of indebtedness and such other factors as our board of directors deems relevant. Our ability to pay dividends is limited by our obligations to maintain sufficient capital and by other restrictions on the payment of dividends that are applicable to banks. If we do not satisfy these regulatory requirements, we will be unable to pay dividends on our common stock. Investors should not purchase our common stock if they require dividend income.

An entity holding as little as a 5% interest in our outstanding common stock could, under certain circumstances, be subject to regulation as a “bank holding company.”

Any entity, including a “group” composed of natural persons, owning or controlling with the power to vote 25% or more of our outstanding common stock, or 5% or more if the holder otherwise exercises a “controlling influence” over us, may be subject to regulation as a “bank holding company” in accordance with the BHCA. In addition, (i) any bank holding company or foreign bank with a U.S. presence may be required to obtain the approval of the Federal Reserve under the BHCA to acquire or retain 5% or more of our outstanding common stock, and (ii) any person not otherwise defined as a company by the BHCA and its implementing regulations may be required to obtain the approval of the Federal Reserve under the Change in Bank Control Act to acquire or retain 10% or more of our outstanding common stock.

A company that acquires “control” of a bank or a bank holding company will itself become a bank holding company. Although “control” for purposes of the BHCA generally requires the acquisition of 25% or more of a class of voting shares or the ability to appoint a majority of the board of directors, the Federal Reserve has the authority to determine, after a hearing, that a company has the ability to exercise a controlling influence over a bank or a bank holding company. The Federal Reserve would not normally make such a determination unless a company holds at least 10% of the voting shares of a bank or bank holding company. Investors that have entered into agreements with respect to how they will vote or transfer their shares of a bank or bank holding company may be treated as a “company” for purposes of the BHCA, in which case their shares would be aggregated. If the aggregated shares were sufficient to give rise to control, then each of such investors would be treated as a bank holding company.

Becoming a bank holding company imposes statutory and regulatory restrictions and obligations, such as providing managerial and financial strength for any bank subsidiaries. Regulation as a bank holding company could require the holder to divest all or a portion of the holder’s investment in our common stock or those nonbanking investments that may be deemed impermissible or incompatible with bank holding company status, such as a material investment in a company unrelated to banking.

Our securities are not FDIC insured.

Our securities, including our common stock, are not savings or deposit accounts or our other obligations, and are not insured by the DIF, the FDIC or any other governmental agency and are subject to investment risk, including the possible loss of the entire investment.

We may issue additional shares of our common stock or preferred stock that could result in dilution of an investment in us.

Our board of directors may determine from time to time that there is a need to obtain additional capital through the issuance of additional shares of common stock or other securities. These issuances would likely dilute the ownership interests of our investors and may dilute the per share book value of our common stock. In addition, we have issued shareholder warrants (expiring October 2014) to acquire up to 680,943 shares of our common stock at an exercise price of $10.00 per share and organizer warrants (expiring October 2019) to acquire up to 952,500 shares of our common stock at $10.00 per share. As of March 25, 2013, we had options (expiring between January 2018 and April 2019) outstanding to purchase 250,800 shares of our common stock at an exercise price of $7.58 per share. In addition, under the terms of our two stock option plans, the Director’s Stock Option Plan and the Officers’ and Employee Stock Option Plan, the number of shares of our common stock available for grant under each plan is subject to automatic adjustment. As a result, the number of shares available for grant under each plan will increase in the future when we issue common stock or preferred stock. The issuance of additional shares of common stock subject to options under the plans will further dilute each investor’s ownership of our common stock. Further, the Company is contractually committed to the issuance of further common and/or preferred stock to Investors in the 2011 Private Placement, upon the occurrence of certain specified events. See Item 1 – “BUSINESS – The 2011 Private Placement”. Future issuances of any common and/or preferred stock to investors would dilute the ownership interest of any holders of our common stock at the time of such issuance.

ITEM 1B. Unresolved staff comments.

None.

ITEM 2. PROPERTIES.

Our corporate office is located in an office condominium located at 3560 Kraft Road, Naples, Florida 34105. We own and occupy five of the six condominium units, totaling 33,233 square feet, in a three story building. Executive offices occupy one half of the third floor, with commercial lending offices, administration and support areas occupying the remaining four condominium units. Our main office relocated from the first floor of the corporate office to a contiguous property at 3580 Pine Ridge Road. The retail center has two full service drive in lanes and one drive up ATM lane. We also have a full service branch located at 811 Anchor Rode Drive, Naples, Florida 34103. This facility consists of approximately 4,500 square feet, with three drive-through lanes.

The acquisition of Royal Palm initially added three additional branch locations. The former Royal Palm main office, located at 1255 Creekside Parkway in Naples, Florida, was relocated less than a quarter mile to 1280 Creekside Parkway in December 2012. The full service branch consists of 1,800 square feet with state of the art technology and a walk-up ATM. The branch at 690 Bald Eagle Drive, Marco Island, Florida consists of approximately 2,100 square feet with a walk-up ATM. The branch at 7040 Winkler Road was closed November 30, 2012.

ITEM 3. LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which the Company is a party or of which any of its properties is the subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company or any associate of any of the foregoing is a party or has an interest adverse to the Company.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITIES.

Market Information

Our common stock is not traded on any national securities exchange or quoted on any over-the-counter market. There is no established public trading market for our common stock. As of March 25, 2013, 250,800 shares of our common stock were subject to outstanding options and 1,633,443 shares of our common stock were subject to outstanding warrants.

Holders of Common Stock

As of March 25, 2013, there were approximately 935 record holders of our common stock.

Dividends

For the foreseeable future, the Company’s primary asset will be the common stock of the Bank and all of its operations will be conducted through the Bank. Accordingly, the Company’s sole source of funds with which to pay dividends to its shareholders will be dividends it receives from the Bank.

Under the National Bank Act, and the regulations promulgated thereunder, the board of directors of a bank generally may declare and pay a dividend from the bank’s undivided profits in an amount it considers appropriate. The board must provide for the payment of all expenses, losses, required reserves, taxes and interest accrued or due from the bank before the declaration of dividends from undivided profits. Absent the written consent of the OCC, the board may not declare a dividend if the total amount of all dividends (common and preferred), including the proposed dividend, declared by the national bank in any current year exceeds the total of the national bank’s net income for the current year to date, combined with its retained net income from the two prior fiscal years, less the sum of any transfers required by the OCC and any transfers required to be made to a fund for the retirement of any preferred stock. Furthermore, without the consent of the OCC, if dividends declared and paid in either of the two immediately preceding years exceeded net income for either of those two years respectively, the bank may not declare or pay any dividend in the current year that exceeds year-to-date net income. In addition to the requirement that the Bank is in compliance with federal banking laws applicable to the payment of dividends, federal regulators have the authority to prohibit a bank from engaging in any action deemed by them to constitute an unsafe or unsound practice, including the payment of dividends.

The Company and the Bank have not paid dividends to their shareholders since their organization. The Company’s board of directors has not determined whether it will pay dividends on the Company’s common stock in the foreseeable future. At the present time, the Company expects to reinvest earnings to expand and grow the Bank. Our future dividend policy will be subject to the discretion of our board of directors and will depend upon a number of factors, including future earnings, financial condition, cash needs and general business conditions.

Equity Compensation Plan Information

The following information is provided as of December 31, 2012, with respect to the Company’s equity compensation plans:

Equity compensation plans	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Approved by security holders:
None	—	$—	—

Not approved by security holders:
Directors’ Stock Option Plan	185,856	$7.58	(see below	)
Officers’ and Employees’ Stock Option Plan	64,944	$7.58	(see below	)

Total	250,800	$7.58	1,195,214

The Company has two stock option plans, for (i) directors (the “Directors’ Stock Option Plan”) and (ii) officers and employees (the “Officers’ and Employees’ Stock Option Plan”), with options outstanding at December 31, 2012 of 185,856 and 64,944, respectively. The maximum number of options that can be granted under both plans, collectively, shall not exceed 10% of outstanding common stock and preferred stock. As of March 25, 2013, there were 1,195,214 options available for grant between the plans.

Under the terms of the Officers’ and Employees’ Stock Option Plan, employees’ stock options generally vest over a period of three years and have a life of ten years. Under the terms of the Directors’ Stock Option Plan, the directors’ stock options generally vest over five years and have a life of ten years. New shares of common stock will be issued upon the exercise of any stock options.

Under both plans, the principal terms of the outstanding Company stock options are as follows:

•	The stock options may be exercised in whole or in part at any time prior to the expiration date;

•	To exercise the stock options, a holder must deliver written notice to the Company, accompanied by payment in full of the aggregate exercise price for the number of stock options being exercised;

•	Stock options may not be issued for fractional shares of stock and fractional shares may not be issued upon exercise of a stock option;

•

If the Company subdivides its outstanding shares by way of a stock dividend or stock split, the exercise price and the number of shares represented by each stock option will be adjusted, as appropriate;

•	A stock option does not entitle the holder thereof to vote or receive dividends or for any other purpose to be the holder of the shares issuable upon exercise of the stock option; and

•

Upon a reorganization, consolidation or merger of the Company each stock option will convert into a stock option entitling the holder, upon payment of the exercise price and otherwise in compliance with the terms of the stock option agreement, to receive for each share for which the stock option is exercised, the same consideration (stock, cash or property) that the holder would have received if he or she had exercised the stock option prior to the effective date of the reorganization, consolidation or merger.

ITEM 6. SELECTED FINANCIAL DATA.

	For the Years Ended December 31,
(dollars in thousands)	2012	2011	2010
Total interest income	$18,465	$11,833	$8,558
Total interest expense	3,152	2,537	3,162
Net interest income	15,313	9,296	5,396
Provision for loan losses	2,302	2,726	1,764
Total non interest income	3,548	1,278	1,888
Total non interest expense	16,399	13,781	10,916

Net income/(loss)	160	(5,933)	(5,396)

Total assets	$613,060	$396,055	$299,267
Net loans	346,554	181,399	102,581
Deposits	469,237	290,553	246,790
Total stockholders’ equity	67,742	64,754	26,130

Per Common Share

Basic earnings/(loss) per share	$0.01	$(0.55)	$(1.02)
Diluted earnings/(loss) per share (1)	0.01	(0.55)	(1.02)
Book value	4.73	4.61	4.92

Ratios

Return on average assets	0.03%	-1.67%	-2.21%
Return on average tangible assets	0.03%	-1.69%	-2.26%
Return on average equity	0.24%	-11.45%	-16.35%
Return on average tangible equity	0.29%	-12.71%	-19.41%
Average equity to average assets	12.52%	14.57%	13.53%
Dividend payout ratio	0.00%	0.00%	0.00%

(1)	There is no dilutive effect from stock options or warrants. There are a total of 1,884,243, 1,887,939, and 1,911,171 outstanding warrants and options at December 31, 2012, 2011, and 2010, respectively that have been excluded from the calculation of diluted loss per share because the affect would be anti-dilutive.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion provides information about the major components of the results of operations and financial condition, liquidity and capital resources of the Company and should be read in conjunction with the section titled Item 1—“BUSINESS” and the “Financial Statements” attached to this Annual Report as Exhibit 99.1. Information given in response to Item 6 – “SELECTED FINANCIAL DATA” and Item 7A – “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” of this Annual Report, is incorporated by reference in response to this Item 7.

On September 25, 2012, the Bank became a wholly owned subsidiary of the Company upon completion of the Reorganization. References to the Company or the Bank in this section include the Company and the Bank, on a consolidated basis following completion of the Reorganization, unless the context requires otherwise.

Executive Overview

History

The Company’s only subsidiary, First National Bank of the Gulf Coast is a national bank headquartered in Naples, Collier County, Florida. The Bank is a full service traditional community bank currently offering retail banking, and personal and commercial banking services to individuals, families and businesses in Southwest and Central Florida. The Bank has a single subsidiary, First National Title and Closing Services, Inc., an entity formed to provide title insurance and loan closing services.

On April 23, 2009, Panther Community Bank, N.A. and First National Bank of the Gulf Coast (in organization) entered into an agreement and plan of merger, pursuant to which, on October 23, 2009, FNB merged with and into Panther, with Panther as the surviving bank. In connection with the Merger, the name of Panther changed to First National Bank of the Gulf Coast. The transaction was accounted for as a reverse acquisition; therefore FNB was the accounting acquirer.

On April 29, 2011, the Bank concluded a private placement whereby it sold and issued 8,089,731 shares of common stock to ten institutional investors and their affiliates and eight accredited investors (the “Investors”), pursuant to which the Bank realized, after offering expenses, total proceeds of approximately $36.5 million (previously discussed and referred to in this proxy statement/prospectus as the “2011 Private Placement”). The 2011 Private Placement was conducted to raise funds for general corporate purposes, to assist in organic growth and to provide funds for possible strategic expansion, which may include acquisitions of other financial institutions, including failed financial institutions from the FDIC. Pursuant to the 2011 Private Placement, the Bank has available committed capital up to a maximum additional amount of approximately $100 million which it may use for organic growth or growth via acquisition.

On March 30, 2012, the Bank elected to close its branch office (formerly Panther headquarters) in Lehigh Acres, Florida. The branch office was originally established by organizers of Panther in 2005, in an area of Lehigh Acres consisting of 90,000 undeveloped land tracts zoned for future residential development. The underlying strategy of the original Panther organizers was to provide banking services for these future residents. With the market and economic downturn, this did not materialize and was unlikely to materialize in the foreseeable future.

On July 20, 2012, the Florida Office of Financial Regulation closed The Royal Palm Bank of Florida, Naples, Florida, (previously defined as “Royal Palm”) and appointed the FDIC as receiver. On the same day, the Bank assumed approximately $77 million of Royal Palm’s deposits and acquired approximately $78 million in assets from the FDIC under a whole-bank purchase and assumption agreement without loss share. The Bank did not pay the FDIC a premium to assume the deposits, and the assets were acquired at a discount to Royal Palm’s book value as of July 20, 2012 of approximately $19.3 million.

Business Strategy

The Company’s primary objective is to operate and grow a community-oriented financial institution serving customers in our primary market area. We have sought to achieve this through the adoption of a business strategy designed to maintain a strong capital position and high asset quality. Our operating strategy includes the following:

Continuing conservative underwriting practices while maintaining a high quality loan portfolio. While earning asset growth is the most significant strategic initiative for the Bank to maintain core profitability, credit quality in these economic times is key to sustained profits. We believe strong asset quality is a key to long-term financial success. We have sought to maintain a high level of asset quality and moderate credit risk by using conservative underwriting standards and by diligent monitoring and collection efforts. The Bank initially experienced some deterioration in the Panther legacy loan portfolio; however, over 80% of the Bank’s loans were originated in 2010 or later, long after the recession had begun.

Seeking to increase our market share in our primary market area via organic growth or acquisition. The Bank strategically developed an infrastructure (people and premises) that would support growth upwards to approximately $2 billion. The Bank is staffed by individuals with numerous years of banking experience in Southwest and Central Florida who previously operated a much larger Florida-based banking franchise. The Bank’s management and staff have significant experience in both organic growth and growth through acquisition. The Bank anticipates leveraging the available private placement capital through organic growth, whole bank affiliations and FDIC assisted bank acquisitions.

Achieve and maintain core profitability. Based on our infrastructure, it was anticipated the Bank would record losses until its earning asset base had grown large enough to support its overhead. During the third quarter 2012, the Bank reached core profitability. Average earning assets have increased $167 million, for the period ended December 31, 2012, to a total of $488 million. Market pressures have kept the yield on earning assets low; however, cost of funds management has permitted the Bank to achieve a net interest margin of 3.10% for the period ended December 31, 2012. There are no material trends known by management that would have an adverse impact on the Bank’s financial condition or results of operations; however, current economic conditions including depressed commercial growth, reduced home values and the extraordinarily low interest environment, will continue to present challenges in reaching our goals.

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which we operate. This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes the following policies are both important to the portrayal of our financial condition and results of operations and require subjective or complex judgments; therefore, management considers the following to be critical accounting policies. Management has reviewed the application of these polices with the Audit Committee of our board of directors.

Subject to the use of estimates, assumptions, and judgments is management’s evaluation process used to determine the adequacy of the allowance for loan losses, which combines several factors: management’s ongoing review and grading of the loan portfolio, consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require certain loan balances be charged off when their credit evaluations differ from those of management or require adjustments be made to the allowance for loan losses, based on their judgments about information available to them at the time of their examination. As described below under the “Allowance for Loan Losses” heading, management has implemented a process that has been applied consistently to systematically consider the many variables that impact the estimation of the allowance for loan losses.

Management determines the appropriate classification of securities at the time they are acquired and evaluates the appropriateness of the classification at each balance sheet date. Unrealized holding gains and losses on securities available for sale are excluded from earnings and reported as a separate component of stockholders’ equity. Impairment of investment securities results in a write-down that must be included in net income when a market decline below cost is other-than-temporary. We regularly review each investment security for impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer(s) and our ability and intention with regard to holding the security to maturity.

A valuation allowance related to deferred tax assets is required when it is considered more likely than not (greater than 50% probability) that all or part of the benefit related to such assets will not be realized. Income tax expense (or benefit) is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. As described in more detail in Note 10 to the Consolidated Financial Statements – Income Taxes, the Bank recorded a full valuation allowance against its net deferred tax assets as of December 31, 2012.

Goodwill and indefinite lived intangible assets recognized in business combination transactions are not amortized, but evaluated at least annually for impairment. Other finite lived intangible assets are amortized over their expected useful lives using the straight line method and are evaluated for impairment when events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, unadjusted for transaction costs. Disclosure of fair value measurements is based on a three-level valuation hierarchy based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

RESULTS OF OPERATIONS

Balance Sheet Review

During the year ended December 31, 2012, the Bank experienced significant organic growth, augmented with the acquisition of Royal Palm. Total assets increased $217 million or 55%, net loans increased by $165 million or 91%, deposits increased by $179 million or 61% and shareholders’ equity increased $3 million or 5%.

Provision for Loan Losses. The provision for loan losses is determined based upon management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable incurred losses in the existing loan portfolio, after giving consideration to charge-offs and recoveries for the period. The provision for loan losses was $2.3 million and $2.7 million for the years ended December 31, 2012 and 2011, respectively. The Bank recorded net charge offs totaling $277,000 and $717,000 for the years ended December 31, 2012 and 2011, respectively.

Income Taxes. There is no provision (benefit) for income taxes reflected in the financial statements for the periods ended December 31, 2012 and 2011 as the Bank remains in a cumulative net operating loss position, and a full valuation allowance has been provided for net deferred tax assets.

Goodwill. The Bank completed its annual goodwill impairment testing during the fourth quarter of 2012. No impairment was identified for the Bank’s goodwill as a result of the testing performed during 2012, 2011 or 2010.

Income Statement Review

For the year ended December 31, 2012, we earned net income of $160,000, or $0.01 per basic share. Operations were positively impacted by the acquisition of Royal Palm in July 2012 allowing the Company to overcome the related acquisition expenses of $720,000 and $802,000 in expenses associated with the Reorganization. For the year ended December 31, 2011, our operations resulted in a net loss of $5.9 million, or $(0.55) per basic share. The loss included expense of $1.3 million related to the closing of the Joel Boulevard branch which was announced in 2011 and completed in March 2012. The largest components within the branch closing expense were the early termination settlement of the facility lease totaling $766,000 and severance payouts totaling $212,000. The net loss for 2011, excluding the branch closing expense of $1.3 million, would have resulted in a 15% improvement compared to the net loss recorded for 2010.

Net Interest Income. Net interest income, which is the Bank’s principal source of revenue, is the difference between interest income from earning assets (loans, securities and federal funds sold) and interest expense paid on liabilities (primarily deposits). Net interest income is determined by the yields earned on our interest-earning assets and the rates paid on our interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch of the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities. The net interest income divided by average interest-earnings assets represents net interest margin.

Net interest income was $15.3 million and $9.3 million for the periods ended December 31, 2012 and 2011, respectively. Average earning assets for 2012 increased approximately $167 million, or 52%, compared to the prior year. The resulting net interest margin was 3.10% and 2.87% for the periods ended December 31, 2012 and 2011, respectively.

The Bank purchased a tax free municipal bond for $1 million on December 22, 2011 that was subsequently sold on December 11, 2012. Since the tax free revenue recognized in 2012 and 2011 was insignificant and the Bank is in a cumulative net loss position, with a full tax valuation, yields have not been adjusted to “fully taxable equivalent” yields. The Bank did not hold any tax exempt loans as of December 31, 2012 or 2011.

Average Balance Sheets and Net Interest Margin

The table below sets forth certain information related to the average balance sheet and average yields on assets and average costs on liabilities. Such yields are derived by dividing income or expense, by the average balance of the corresponding assets or liabilities and are then annualized. Average balances have been derived from the daily balances throughout the period.

	For the Periods Ended December 31,
	2012			2011			2010
(dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Interest Earning Assets
Loans	$274,727	$13,960	5.08%	$135,683	$7,417	5.47%	$71,809	$4,374	6.09%
Securities available-for-sale	180,576	4,202	2.33%	136,454	4,028	2.95%	110,826	3,881	3.50%
Federal funds sold and other interest earning balances due from banks	30,074	165	0.55%	47,458	319	0.67%	29,742	239	0.80%
FRB and FHLB Stock	2,951	138	4.68%	1,496	69	4.61%	1,207	64	5.30%

Total Interest Earning Assets	488,328	18,465	3.78%	321,091	11,833	3.69%	213,584	8,558	4.01%
Non-Interest Earning Assets
Cash and due from banks	11,650			10,278			5,278
Premises and equipment, net	18,416			19,317			18,993
Allowance for loan losses	(4,334)			(1,826)			(666)
Goodwill and other intangibles	5,234			5,200			5,206
Other real estate owned	1,773			514			—
Other assets	2,368			2,047			1,640

Total Non-Interest Earning Assets	35,107			35,530			30,451

Total Assets	$523,435			$356,621			$244,035

Interest Bearing Liabilities
Money market	$126,762	$974	0.77%	$76,515	$702	0.92%	$42,996	$559	1.30%
NOW	61,295	232	0.38%	108,821	903	0.83%	94,194	1,845	1.96%
Savings	49,752	392	0.79%	20,788	180	0.87%	11,738	123	1.05%
Certificates of deposits	128,504	1,326	1.03%	42,079	620	1.47%	38,022	602	1.58%
Repurchase agreements	46,281	177	0.38%	33,441	132	0.39%	7,498	33	0.44%
Federal funds purchased	260	2	0.77%	—	—	0.00%	33	0	0.76%
Short term borrowings	1,552	4	0.26%	—	—	0.00%	—	—	0.00%
Long term borrowings	6,060	45	0.74%	—	—	0.00%	—	—	0.00%

Total Interest Bearing Liabilities	420,466	3,152	0.75%	281,644	2,537	0.90%	194,481	3,162	1.63%
Non-Interest Bearing Liabilities and Shareholders’ Equity
Demand deposits	34,336			22,073			15,850
Other liabilities	3,121			927			694
Shareholders’ equity	65,512			51,977			33,010

Total Liabilities and
Shareholders’ Equity	$523,435			$356,621			$244,035

Excess of Interest Earning Assets over Interest Bearing Liabilities	$67,862			$39,447			$19,103

Net Interest Income		$15,313			$9,296			$5,396

Interest Rate Spread			3.03%			2.78%			2.38%

Net Interest Margin			3.14%			2.90%			2.53%

Rate/Volume Analysis of Changes in Net Interest Income

The table below illustrates the change in interest income and interest expense for the year ended December 31, 2012 compared to December 31, 2011 and the year ended December 31, 2011 compared to December 31, 2010, respectively. Since volume is the key driver in the comparison of changes in net interest income, the volume column includes the change based upon “number of days”.

	2012 Compared to 2011			2011 Compared to 2010
	Due to Changes In			Due to Changes In
(dollars in thousands)	Average Volume	Average Rate	Net Increase (Decrease)	Average Volume	Average Rate	Net Increase (Decrease)
Interest Earning Assets
Loans	$7,100	$(557)	$6,543	$3,504	$(461)	$3,043
Securities available-for-sale	1,136	(962)	174	796	(649)	147
Federal funds sold and other interest earning balances due from banks	(103)	(51)	(154)	88	(8)	80
FRB and FHLB Stock	68	1	69	15	(10)	5

Total Interest Earning Assets	8,201	(1,569)	6,632	4,403	(1,128)	3,275
Interest Bearing Liabilities
Money market	401	(129)	272	213	(70)	143
NOW	(299)	(372)	(671)	113	(1,055)	(942)
Savings	230	(18)	212	82	(25)	57
Certificates of deposits	940	(234)	706	53	(35)	18
Repurchase agreements	49	(4)	45	103	(4)	99
Federal funds purchased	2	—	2	—	—	—
Short term borrowings	4	—	4	—	—	—
Long term borrowings	45	—	45	—	—	—

Total Interest Bearing Liabilities	1,372	(757)	615	564	(1,189)	(625)
Net Interest Income	$6,829	$(812)	$6,017	$3,839	$61	$3,900

The results in the above table illustrate the substantial increase in interest income, in both comparative periods, due to increased earning asset volume. While the majority of increased net interest income resulted from growth in earning assets, the margin was supplemented by a reduction in interest rates paid on interest bearing liabilities when comparing the year ended December 31, 2012 to the year ended December 31, 2011.

Non-Interest Income and Expense

Non-interest Income. The following table illustrates the components of non-interest income for the periods indicated (dollars in thousands).

	For the Years Ended December 31,
	2012	2011	2010
Service charges on deposit accounts	$433	$317	$190
Title and closing services revenue	248	229	138
Other non-interest income	115	78	27
Gains on loans held for sale	9	47	85
Gains on sale of other real estate owned	10	—	—
Gains on sale of securities, net	2,009	607	1,448
Bargain purchase gain	724	—	—

Total non-interest income	$3,548	$1,278	$1,888

Excluding gains on the sales of securities and bargain purchase gain, non-interest income increased by $144, or 21%, when comparing the years ended December 31, 2012 and 2011. The year over year increase, primarily in service charges on deposit accounts and title and closing services revenue, was a by-product of the increased volume of deposit and loan accounts, respectively. The Bank exercised strategies to reduce securities with longer duration and certain mortgage backed investments experiencing accelerated principal reductions within its portfolio resulting in net gains on securities sales of $2 million and $607,000 for the years ended December 31, 2012 and 2011, respectively.

Non-interest Expense. The following table illustrates the components of non-interest expense for the periods indicated (dollars in thousands).

	For the Years Ended December 31,
	2012	2011	2010
Salaries and benefits	$8,808	$6,879	6,297
Depreciation	1,134	1,159	1,079
Occupancy expense	879	813	810
Equipment expense	676	588	478
FDIC and OCC assessments	566	431	402
Professional fees	488	790	348
Advertising, marketing and business development	296	302	311
Data processing	495	399	189
Supplies and printing	186	156	153
Communications expense	168	141	115
Insurance	128	113	87
Merger and acquisition related expense	720	1,269	—
Reorganization related expense	802	—	—
Other non interest expense	1,053	741	647

Total non-interest expense	$16,399	$13,781	$10,916

Salaries and benefits remain the largest component of non-interest expense with expense of $8.8 million and $6.9 million for the years ended December 31, 2012 and 2011, respectively. The Bank recorded $720,000 in expense associated with the acquisition of Royal Palm during 2012. Additionally, the Company incurred expenses totaling $802,000 in connection with the Reorganization. The Bank recorded $1.3 million of expense relating to its 2011 strategic decision to close its branch office in Lehigh Acres, Florida.

Loan Portfolio

Loan Composition. Loan growth was significant during the period, increasing by 91% to a total of $346 million in loans outstanding at December 31, 2012 compared to $184 million at December 31, 2011. The 2012 increase of $165 million includes approximately $39 million in loans acquired from Royal Palm Bank. The mix at December 31, 2012 reflects growth in three major segments: commercial real estate loans (up $82 million), single family residential loans (up $75 million) and construction loans (up $14 million). Single family residential loans increased the greatest amount when expressed as a percentage of total loans, increasing from 21% at December 31, 2011 to 31% at December 31, 2012.

The following table presents the categories of loans contained in the Bank’s loan portfolio as of the end of the four most recent fiscal years and the total amount of all loans for such periods (dollars in thousands).

			As of December 31,
	2012		2011		2010		2009
Commercial real estate	$165,021	46%	$82,615	45%	$54,943	53%	$23,911	60%
Construction loans	30,765	9%	17,083	9%	3,531	3%	2,808	7%
Commercial and industrial	18,137	5%	16,800	9%	12,912	13%	3,900	10%
Home equity lines of credit	8,559	2%	4,453	3%	4,592	4%	3,499	9%
Residential single family (includes loans held for sale, $0, $237, $0 and $0 respectively)	113,759	31%	38,793	21%	14,689	14%	3,829	9%
Residential multifamily	14,535	4%	8,019	4%	2,923	3%	170	0%
Consumer installment loans	12,145	3%	15,942	9%	10,124	10%	1,990	5%

	362,921	100%	183,705	100%	103,714	100%	40,107	100%

Less accretable discount	(2,316)		(330)		(467)		(851)
Less unaccretable discount	(10,685)		—		—		—

	349,920		183,375		103,247		39,256
Plus net deferred loan origination costs	1,716		1,081		694		97
Less allowance for loan losses	(5,082)		(3,057)		(1,048)		(211)

Net loans	$346,554		$181,399		$102,893		$39,142

The purchase discounts in the above table depict the fair value adjustments for credit risk and market rate adjustments recorded for loans acquired in the Merger between Panther and First National. Portions related to market rates are being accreted into income, under the interest method, as a yield adjustment over the life of the underlying loans.

The earlier of maturity or repricing, based upon contractual balances, within our loan portfolio at December 31, 2012 is indicated in the table below (dollars in thousands).

	< 3 Mths	3-12 Mths	1-3 Yrs	3-5 Yrs	5-10 Yrs	> 10 Yrs	Total
December 31, 2012:
1-4 family residential property	$10,804	$7,739	$28,054	$45,530	$20,792	$839	$113,759
Commercial real estate	18,893	14,656	56,609	60,405	14,458	—	165,021
Commercial and industrial	6,412	3,031	6,222	1,564	907	—	18,137
Other loans	9,248	3,409	29,038	21,021	3,288	—	66,004

Total	$45,357	$28,836	$119,923	$128,520	$39,446	$839	$362,921

The following table illustrates our loans maturing beyond twelve months with fixed or floating interest rate characteristics as of the periods indicated (dollars in thousands).

	As of December 31,
	2012	2011	2010
Loans maturing beyond 12 months with fixed rates	$113,398	$74,431	$53,796
Loans maturing beyond 12 months with floating rates	175,330	93,453	36,676

Total	$288,728	$167,884	$90,472

Impaired Loans. Impaired loans totaled $8.5 million as of December 31, 2012. At December 31, 2012, the Bank had $547,000 and $100,000 in specific reserves for impaired loans at December 31, 2012 and 2011, respectively. Charge offs related to impaired loans totaled $217,000 and $639,000 for the years ended December 31, 2012 and 2011, respectively. During 2010, the Bank charged off $913,000 related to impaired loans. The Bank had no loans past due more than 90 days that were still accruing at December 31, 2012. See Note 5 to the Consolidated Financial Statements – Loans, Allowance and Asset Quality for further discussion of non-performing assets.

The following table presents totals of impaired loans, with and without a valuation, in each of our major loan categories for the periods indicated (dollars in thousands).

	As of December 31, 2012			For the Year Ended December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Residential single & multifamily	$866	$866	$—	$910	$10
Commercial real estate	1,827	2,685	—	1,864	7
Construction loans	441	558	—	406	—
Commercial and industrial	1,263	1,263	—	1,338	—
Consumer and other	45	45	—	64	4
With An Allowance Recorded:
Residential single & multifamily	430	430	95	429	14
Commercial real estate	3,659	3,659	452	3,702	—
Construction loans	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total:
Residential single & multifamily	1,296	1,296	95	1,340	24
Commercial real estate	5,486	6,344	452	5,566	7
Construction loans	441	558	—	406	—
Commercial and industrial	1,263	1,263	—	1,338	—
Consumer and other	45	45	—	64	4

	$8,531	$9,506	$547	$8,714	$35

	As of December 31, 2011			For the Year Ended December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Residential single & multifamily	$93	$100	$90	$50	$2
Commercial real estate	855	1,713	—	1,353	22
Construction loans	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other	74	110	—	8	—
With An Allowance Recorded:
Residential single & multifamily	100	100	100	—	—
Commercial real estate	—	—	—	—	—
Construction loans	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total:
Residential single & multifamily	193	200	190	50	2
Commercial real estate	855	1,713	—	1,353	22
Construction loans	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other	74	110	—	8	—

	$1,122	$2,023	$190	$1,411	$24

The Bank had no impaired loans for the periods ended December 31, 2010 and 2009.

Troubled Debt Restructuring. During the period ended December 31, 2012, certain loans were modified as troubled debt restructurings (“TDRs”). The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate on the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The Bank restructured nine loans during the period ended December 31, 2012. Five commercial loans with carrying balances totaling $5 million were modified with terms that included rate reductions between 100 to 150 basis points, forbearance agreements and one loan was restructured from amortizing to principal only. Three loans secured by 1-4 residential properties totaling $2 million were modified by forbearance agreements and renewals extending terms between 36 to 42 months. Lastly, a forbearance agreement was imposed upon a small consumer loan totaling $30,000 held by a borrower with an impaired residential loan.

The Bank restructured eight loans during the period ended December 31, 2011. Two commercial real estate loans with carrying balances totaling $855,000 were modified per forbearance agreements. A home equity line of credit for $40,000 was restructured into a fully amortizing loan. Five small consumer loans totaling $74,000 at December 31, 2011 were modified with rate reductions between 125 to 329 basis points and term extensions between two and eighteen months.

The following table presents loans classified as “troubled debt restructurings”, as defined in ASC 310-40, for the periods indicated (dollars in thousands). There were no “troubled debt restructurings” for the periods ended December 31, 2010 and 2009.

	As of December 31,
Troubled Debt Restructurings	2012	2011
Commercial Real Estate:
Number of loans	3	2
Pre-modification balances outstanding	$3,860	$1,886
Post-modification balances outstanding	$3,359	$855
Commercial and Industrial
Number of loans	1	—
Pre-modification balances outstanding	$1,429	$—
Post-modification balances outstanding	$1,263	$—
Single and Multi-Family Residential
Number of loans	3	—
Pre-modification balances outstanding	$2,021	$—
Post-modification balances outstanding	$2,018	$—
Construction Loans:
Number of loans	1	—
Pre-modification balances outstanding	$580	$—
Post-modification balances outstanding	$441	$—
Consumer Loans:
Number of loans	1	6
Pre-modification balances outstanding	$30	$115
Post-modification balances outstanding	$30	$110

Total Loans:
Number of loans	9	8
Pre-modification balances outstanding	$7,920	$2,001
Post-modification balances outstanding	$7,111	$965

Allowance for Loan Losses. The following table sets forth the activity in the allowance for the periods indicated (dollars in thousands).

	For the Years Ended December 31,			For the Period October 23 through December 31,
	2012	2011	2010	2009
Balance at beginning of period	$3,057	$1,048	$211	$—
Recoveries	71	4	—	—
Charge-offs	(348)	(721)	(927)	—
Provision for loan losses	2,302	2,726	1,764	211

Balance at end of period	$5,082	$3,057	$1,048	$211

Percent of net charge offs to average loans	0.10%	0.53%	1.29%	N/A

The allowance for loan losses as a percentage of loans was 1.45%, 1.66%, 1.01% and 0.54% at December 31, 2012, 2011, 2010 and 2009, respectively.

We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of loans that may pose a risk of loss. Additions to the allowance for loan losses, which are expensed as the provision for loan losses on the income statement, are made periodically to maintain the allowance at an appropriate level to absorb probable incurred losses in our portfolio based on management’s analysis of collectability. Any loan losses and recoveries would be charged or credited directly to the allowance. The Bank maintains a component of the allowance for three categories of real estate secured loans in our portfolio – residential (first mortgage, second mortgage and home equity lines of credit), commercial real estate loans and construction/other real estate loans, and two other categories, commercial and industrial, and consumer loans. The Bank uses a loan loss reserve model that incorporates loan risk rating and peer group default data with some emphasis on historical losses. As the Bank matures and develops meaningful historical data, priority and weighting will shift away from peer toward predominately historical default rates. Under our loan risk rating system, each loan is risk rated between one and nine by the originating loan officer, credit management, loan review or loan committee. Loans rated one represent those loans least likely to default and a loan rated nine represents a loss. Estimated loan default factors are multiplied by individual loan balances for each loan type to determine an appropriate level of allowance by loan type. This approach is applied to all components of the loan portfolio.

The general allowance for loan losses also includes estimated losses resulting from macroeconomic factors and adjustments to account for imprecision of our loan loss model. Macroeconomic factors adjust the allowance for loan losses upward or downward based on the current point in the economic cycle and are applied to the loan loss model through a separate allowance element for the commercial, commercial real estate, and residential real estate loan components. To determine our macroeconomic factors, we use specific economic data that has a statistical correlation with loan losses. We review this data quarterly to determine that such a correlation continues to exist. Additionally, the macroeconomic factors are reviewed quarterly in order to conclude they are appropriate based on current economic conditions. Other qualitative factors considered include, but are not limited to: recent loan loss trends, changes in portfolio composition, concentrations of credit, changes in the Bank’s risk profile, current interest rates and local economic conditions and trends. Based on present information, we consider our allowance for loan losses to be appropriate. Our judgment about the appropriateness of the allowance is based on a number of assumptions about future events which we believe to be reasonable, but which may or may not prove to be accurate. There can be no assurance that charge-offs in future periods will not exceed the allowance for loans losses or that additional increases in the allowance for loan losses will not be required.

The general loss reserve was $4.5 million, $3 million, $1 million and $211,000 as of December 31, 2012, 2011, 2010 and 2009, respectively. There were specific reserves of $547 on loans at December 31, 2012, $100,000 at December 31, 2011 and none at December 31, 2010 and 2009. The increase in the general loss reserve was primarily due to increases in net loans outstanding of $125 million (excluding approximately $40 million acquired) and increasing loss factors for the period ended December 31, 2012.

The table below represents the portfolio, segmented by risk factors and including acquired loans recorded at fair market value, as of December 31, 2012, 2011 and 2010, respectively (dollars in thousands).

As of December 31, 2012	Residential Single & Multifamily	Commercial Real Estate	Construction Loans	Commercial and Industrial	Consumer and Other	Total Loans
Originated Loans:
Risk Free	$—	$—	$—	$319	$202	$521
Excellent	—	726	—	675	1,404	2,805
Good	4,920	23,097	3,536	2,906	118	34,577
Satisfactory	100,089	91,701	22,334	11,771	10,092	235,987
Watch	—	—	—	—	—	—
OLEM	—	4,965	—	1,263	11	6,239
Substandard	—	—	—	—	18	18
Doubtful	—	—	—	—	—	—

Sub-total	105,009	120,489	25,870	16,934	11,845	280,147
Acquired Loans:
Risk Free	—	—	—	—	—	—
Excellent	—	—	—	319	—	319
Good	14,293	23,962	1,175	619	114	40,163
Satisfactory	14,292	9,130	—	83	122	23,627
Watch	—	—	—	—	—	—
OLEM	306	3,241	441	39	34	4,061
Substandard	—	1,552	—	51	—	1,603
Doubtful	—	—	—	—	—	—

Sub-total	28,891	37,885	1,616	1,111	270	69,773

Total	$133,900	$158,374	$27,486	$18,045	$12,115	$349,920

As of December 31, 2011	Residential Single & Multifamily	Commercial Real Estate	Construction Loans	Commercial and Industrial	Consumer and Other	Total Loans
Originated Loans:
Risk Free	$—	$—	$—	$359	$621	$980
Excellent	—	764	—	675	400	1,839
Good	974	15,539	4,047	2,726	579	23,865
Satisfactory	44,769	49,448	12,286	12,631	13,956	133,090
Watch	—	—	—	—	53	53
OLEM	—	—	—	—	—	—
Substandard	—	—	—	—	15	15
Doubtful	—	—	—	—	—	—

Sub-total	45,743	65,751	16,333	16,391	15,624	159,842
Acquired Loans:
Risk Free	—	—	—	—	—	—
Excellent	—	—	—	—	62	62
Good	—	—	—	—	—	—
Satisfactory	5,392	13,039	750	396	255	19,832
Watch	—	2,743	—	—	—	2,743
OLEM	—	—	—	—	—	—
Substandard	—	364	—	—	—	364
Doubtful	57	475	—	—	—	532

Sub-total	5,449	16,621	750	396	317	23,533

Total	$51,192	$82,372	$17,083	$16,787	$15,941	$183,375

As of December 31, 2010	Residential Single & Multifamily	Commercial Real Estate	Construction Loans	Commercial and Industrial	Consumer and Other	Total Loans
Originated Loans:
Risk Free	$—	$—	$—	$155	$538	$693
Excellent	—	154	—	—	71	225
Good	—	788	—	2,968	432	4,188
Satisfactory	15,537	34,727	1,395	9,200	8,793	69,652
Watch	—	—	—	—	—	—
OLEM	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—

Sub-total	15,537	35,669	1,395	12,323	9,834	74,758
Acquired Loans:
Risk Free	—	—	—	—	—	—
Excellent	—	—	—	—	—	—
Good	—	—	—	—	—	—
Satisfactory	6,627	16,542	1,336	589	290	25,384
Watch	40	1,787	—	—	—	1,827
OLEM	—	—	—	—	—	—
Substandard	—	478	—	—	—	478
Doubtful	—	—	800	—	—	800

Sub-total	6,667	18,807	2,136	589	290	28,489

Total	$22,204	$54,476	$3,531	$12,912	$10,124	$103,247

Loans classified as OLEM, Substandard or Doubtful were $11.9 million at December 31, 2012 compared to $3.7 million at December 31, 2011 and $3.1 million at December 31, 2010. The disclosure requiring the distribution of classified loans was applicable for reporting periods beginning after December 15, 2010; therefore inclusion of 2009 data is not practicable.

The table below illustrates the components of the allowance for loan losses for the periods indicated (dollars in thousands).

	Residential Single & Multifamily	Commercial Real Estate	Construction Loans	Commercial and Industrial	Consumer and Other	Total
The Bank’s activity in the allowance for loan losses is summarized below for the year ended 12/31/12:
Allowance For Loan Losses
Originated Loans:
Beginning Balance	$398	$485	$604	$221	$135	$1,843
Provision	430	1,030	185	97	87	1,829
Charge Offs	—	—	—	—	109	109
Recoveries	—	—	—	—	49	49
Ending Balance Originated Loans:	$828	$1,515	$789	$318	$162	$3,612

Acquired Loans:
Beginning balance	219	922	43	23	7	1,214
Provision	166	161	110	21	15	473
Charge Offs	100	2	117	—	20	239
Recoveries	22	—	—	—	—	22

Ending Balance Acquired Loans:	$307	$1,081	$36	$44	$2	$1,470

Ending Balance Total Allowance:	$1,135	$2,596	$825	$362	$164	$5,082

The Bank’s activity in the allowance for loan losses is summarized below for the year ended 12/31/11:

Allowance For Loan Losses
Originated Loans:
Beginning Balance	$122	$528	$26	$105	$98	$879
Provision	276	(43)	578	116	112	1,039
Charge Offs					79	79
Recoveries					4	4

Ending Balance Originated Loans:	$398	$485	$604	$221	$135	$1,843

Acquired Loans:
Beginning balance	—	169	—	—	—	169
Provision	265	1,349	43	23	7	1,687
Charge Offs	46	596	—	—	—	642
Recoveries	—	—	—	—	—	—

Ending Balance Acquired Loans:	$219	$922	$43	$23	$7	$1,214

Ending Balance Total Allowance:	$617	$1,407	$647	$244	$142	$3,057

	Residential Single & Multifamily	Commercial Real Estate	Construction Loans	Commercial and Industrial	Consumer and Other	Total
The Bank’s activity in the allowance for loan losses is summarized below for the year ended 12/31/10:
Allowance For Loan Losses
Originated Loans:
Beginning Balance	$398	$485	$604	$221	$135	$1,843
Provision	362	1,061	232	74	84	1,813
Charge Offs	—	—	—	—	75	75
Recoveries	—	—	—	—	31	31

Ending Balance Originated Loans:	$760	$1,546	$836	$295	$175	$3,612

Acquired Loans:
Beginning balance	219	922	43	23	7	1,214
Provision	57	34	74	(8)	(6)	151
Charge Offs	100	—	117	—	—	217
Recoveries	22	—	—	—	—	22

Ending Balance Acquired Loans:	$198	$956	$—	$15	$1	$1,170

Ending Balance Total Allowance:	$958	$2,502	$836	$310	$176	$4,782

The Bank’s activity in the allowance for loan losses is summarized below for the period from 10/23/09 to 12/31/09:

Allowance For Loan Losses
Originated Loans:
Beginning Balance	$122	$528	$26	$105	$98	$879
Provision	152	226	124	6	82	590
Charge Offs				1	21	22
Recoveries					1	1

Ending Balance Originated Loans:	$274	$754	$150	$110	$160	$1,448

Acquired Loans:
Beginning balance	—	169	—	—	—	169
Provision	43	660	19	1	3	726
Charge Offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—

Ending Balance Acquired Loans:	$43	$829	$19	$1	$3	$895

Ending Balance Total Allowance:	$317	$1,583	$169	$111	$163	$2,343

Investment Securities

The investment securities portfolio is also a component of our total earning assets and consists entirely of securities classified as available for sale. The following table illustrates the components and book value of our available for sale securities portfolio by category as of the periods indicated (dollars in thousands).

			As of December 31,
Securities Available for Sale	2012		2011		2010
U.S. Government agencies and government sponsored entities	$79,427	42%	$32,391	24%	$26,018	18%
Agency mortgage backed securities	43,232	23%	44,407	34%	65,797	47%
Agency collateralized mortgage obligations	9,161	5%	17,734	14%	12,317	9%
State, county and municipal	52,444	28%	30,947	24%	33,139	24%
Corporate bonds	4,372	2%	5,170	4%	2,978	2%

Total	$188,636	100%	$130,649	100%	$140,249	100%

The following table reflects the maturity and weighted average yield distribution, by type, within the investment portfolio at December 31, 2012 and 2011, respectively. The portfolio does not contain any investments maturing in one year or less. The Bank invested $1 million in a tax-free municipal bond during the fourth quarter of 2011 that was subsequently sold in December 2012. Weighted average yields are not computed on a tax equivalent basis (dollars in thousands).

As of December 31, 2012: Securities Available for Sale	1 - 5 Yrs	Yield	6 - 10 Yrs	Yield	After 10 Yrs	Yield	Total	Yield
U.S. Government agencies and government sponsored entities	$14,278	2.46%	$35,495	2.22%	$29,654	2.47%	$79,427	2.35%
Agency mortgage backed securities	38,524	2.61	4,708	2.51	—	—	43,232	2.60
Collateralized mortgage obligations	9,161	2.54	—	—	—	—	9,161	2.54
State, county and municipal	702	5.15	17,886	2.74	33,856	3.10	52,444	3.01
Corporate bonds	4,372	3.13	—	—	—	—	4,372	3.13

Total	$67,037	2.63%	$58,089	2.40%	$63,510	2.82%	$188,636	2.62%

As of December 31, 2011: Securities Available for Sale	1 - 5 Yrs	Yield	6 - 10 Yrs	Yield	After 10 Yrs	Yield	Total	Yield
U.S. Government agencies and government sponsored entities	$3,129	2.55%	$12,224	2.21%	$17,037	2.32%	$32,390	2.30%
Agency mortgage backed securities	36,915	2.92	7,492	2.90	—	—	44,407	2.92
Collateralized mortgage obligations	14,904	2.75	2,830	2.61	—	—	17,734	2.73
State, county and municipal	—	—	13,440	3.51	17,507	4.31	30,947	3.96
Corporate bonds	3,725	2.95	1,446	5.45	—	—	5,171	3.63

Total	$58,673	2.86%	$37,432	2.97%	$34,544	3.33%	$130,649	3.02%

As of December 31, 2010: Securities Available for Sale	1 - 5 Yrs	Yield	6 - 10 Yrs	Yield	After 10 Yrs	Yield	Total	Yield
U.S. Government agencies and government sponsored entities	$2,009	2.49%	$17,835	2.32%	$6,174	2.55%	$26,018	2.39%
Agency mortgage backed securities	16,383	3.30	41,682	2.83	7,731	3.25	65,796	3.00
Collateralized mortgage obligations	1,296	3.17	5,633	3.17	5,389	3.31	12,318	3.23
State, county and municipal	—	—	9,792	4.38	23,347	4.92	33,139	4.76
Corporate bonds	1,490	2.97	1,488	5.45	—	—	2,978	4.21

Total	$21,178	3.19%	$76,430	2.99%	$42,641	4.07%	$140,249	3.35%

Borrowings

The Bank had short-term borrowings in the form of securities sold under agreements to repurchase during the years ended December 31, 2012, 2011 and 2010. The amount of short-term borrowings outstanding as of December 31, 2012, 2011 and 2010 were $57 million, $39 million and $26 million, respectively. The average balances for the years ended December 31, 2012, 2011 and 2010 were $46 million, $33 million and $7.5 million, respectively. The high balance at any point in time during 2012, 2011 and 2010 was $57 million, $40 million and $27 million, respectively, in securities sold under agreements to repurchase. The weighted average interest rates paid for the years ended December 31, 2012, 2011 and 2010 were 0.38%, 0.39% and 0.44% respectively. The Bank did not have any securities sold under agreements to repurchase during 2009.

The Bank additionally had short and long-term borrowings in the form of Federal Home Loan Bank advances during the year ended December 31, 2012. The amount of long-term borrowings outstanding as of December 31, 2012 was $16 million. The weighted average interest rates paid for the year ended December 31, 2012 was 0.64%. The Bank had no borrowings from the Federal Home Loan Bank for the years ended December 31, 2011, 2010 and 2009.

Deposits

The following table illustrates the components and distribution of the deposit portfolio as of the periods indicated (dollars in thousands).

		As of December 31,
	2012	2011	2010
Noninterest-bearing demand deposits	11%	8%	7%
Interest-bearing deposits:
Money market	31%	31%	16%
NOW	14%	26%	57%
Savings	14%	11%	6%
Certificates of deposit $100,000 or more	23%	19%	8%
Certificates of deposit under $100,000	7%	5%	6%

Total deposits	100%	100%	100%

Management monitors the mix of the components contained in our deposit portfolio closely as part of asset liability management. The shift in composition, 2012 compared to 2011, reflected the acquisition of Royal Palm (34% of the assumed deposits were in CDs) and the shift away from NOW accounts into other products as the rate paid on these products was further decreased 35 basis points between fourth quarter 2011 and 2012. The shift in composition, 2011 compared to 2010, was the result of reducing the interest rate paid on a limited deposit promotion on NOW accounts. Some of the balances shifted into Money Market and savings products that paid interest at higher rates. During 2011, the Bank participated in and was awarded $19 million through the State of Florida’s Competitive Bid CD Program. These certificates earn an average interest rate of 0.54% and have two-year terms scheduled to mature in December 2013. During 2012, the Bank was awarded an additional $30 million at an average interest rate of 0.52%, with two-year terms, maturing in January and December 2014.

The following table illustrates time deposit amounts outstanding and maturities as of December 31, 2012 and 2011, respectively (dollars in thousands).

December 31, 2012:	< 3 Mths	3-6 Mths	6 Mths-1 Yr	1-3 Yrs	> 3 Yrs	Total
Time deposits < $100,000	$4,257	$4,996	$12,829	$10,414	$767	$33,263
Time deposits > $100,000	10,801	6,065	39,285	49,931	4,181	110,263

Total	$15,058	$11,061	$52,114	$60,345	$4,948	$143,526

December 31, 2011:	< 3 Mths	3-6 Mths	6 Mths-1 Yr	1-3 Yrs	> 3 Yrs	Total
Time deposits < $100,000	$1,841	$928	$7,720	$3,444	$160	$14,093
Time deposits > $100,000	4,935	100	19,597	29,202	1,252	55,086

Total	$6,776	$1,028	$27,317	$32,646	$1,412	$69,179

The maturity distribution of time deposits remained relatively stable, 2012 compared to 2011, as 55% and 51%, respectively, of time deposits were scheduled to mature within one year.

Return on Equity and Assets

The following table shows the return on average assets (net income or loss divided by average total assets), return on average equity (net income or loss divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the periods indicated. Since our inception, we have not paid cash dividends.

	For the Years Ended December 31,
	2012	2011	2010
Return on average assets	0.03%	-1.67%	-2.21%
Return on average equity	0.24%	-11.45%	-16.35%
Average equity to average assets	12.52%	14.57%	13.53%
Dividend payout ratio	0.00%	0.00%	0.00%

Liquidity and Capital Resources

Liquidity and capital resources demonstrate our overall financial strength and our ability to generate cash flows from operations and borrow funds at competitive rates to meet our operating and growth needs.

Liquidity. Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and operating obligations. Funds can be obtained from operations in many ways, including by converting assets to cash, by attracting new deposits, by borrowing, or by raising capital, among others. We strive to manage liquidity as to ensure the availability of an adequate level of funds to meet the loan demand and deposit withdrawal needs of our customers. We do so by managing the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure adequate funding will be available at all times.

In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities and our unused borrowing capacity. We have invested in stock of the Federal Home Loan Bank (the “FHLB”) for the purpose of establishing credit lines with the Federal Home Loan Bank of Atlanta. The credit available to us is based on approximately 20% of our total assets, as reported in our most recent quarterly financial information submitted to the FHLB, for a total borrowing of up to $122.6 million, subject to the pledge of sufficient collateral. As of December 31, 2012, we have $16 million in advances outstanding. In addition, we have an unsecured overnight federal funds purchased accommodation to a maximum of $25 million, collectively, from two of our correspondent banks. Management continues to monitor our liquidity position as part of our asset liability management. We believe we have adequate funding sources through our unused borrowing capacity from the FHLB; the unsecured federal funds purchased accommodation from our correspondent bank, loan principal repayments, and potential investment repayments and sales to meet our liquidity requirements for the foreseeable future.

Capital. The FDICIA establishes a system of “prompt corrective action” to resolve the problems of undercapitalized institutions. Under this system, which became effective in December 1992, federal banking regulators are required to establish five capital ranking categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and to take certain mandatory supervisory actions, in addition to certain authorized discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, the FDICIA requires the appropriate banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. Federal banking regulators have specified by regulation the relevant capital level for each category.

At December 31, 2012, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification which management believes have changed the Bank’s category.

The Company and the Bank’s actual capital amounts and ratios are also presented in the table (dollars in thousands).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
TGR Financial, Inc.
As of December 31, 2012:
Total capital (to risk weighted assets):	$65,034	18.02%	$28,867	8.00%	$36,084	10.00%
Tier I capital (to risk weighted assets):	60,517	16.77	14,434	4.00	21,651	6.00
Tier I capital (to average assets):	60,517	10.33	23,436	4.00	29,295	5.00
First National Bank of the Gulf Coast
As of December 31, 2012:
Total capital (to risk weighted assets):	$63,975	17.73%	$28,866	8.00%	$36,083	10.00%
Tier I capital (to risk weighted assets):	59,458	16.48	14,433	4.00	21,650	6.00
Tier I capital (to average assets):	59,458	10.15	23,436	4.00	29,295	5.00
First National Bank of the Gulf Coast
As of December 31, 2011:
Total capital (to risk weighted assets):	$61,205	27.75%	$17,645	8.00%	$22,056	10.00%
Tier I capital (to risk weighted assets):	58,444	26.50	8,822	4.00	13,234	6.00
Tier I capital (to average assets):	58,444	15.74	14,854	4.00	18,568	5.00

Off-Balance Sheet Arrangements

We are a party to certain financial instruments with off-balance sheet risks, which we enter into in the normal course of business to meet the financing needs of our customers. These financial instruments are primarily commitments to extend credit in the form of unused lines of credit and standby letters of credit and may involve elements of credit risk in excess of the amount recognized on our balance sheet. The contract amounts of these instruments reflect the extent of involvement we have in these financial instruments. At December 31, 2012, we had issued but unused commitments to extend credit of $45 million through various types of lending arrangements.

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

Standby letters of credit are conditional lending commitments issued by us to guarantee the performance of a customer to a third party and to support private borrowing arrangements. Essentially all letters of credit issued have expiration dates of less than one year. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending credit. At December 31, 2012, the Bank had letters of credit outstanding in the amount of $181,000, of which $25,000 was unsecured.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Sensitivity. We employ a variety of measurement techniques to identify and manage interest rate risk, including the use of a net interest income simulation model to analyze the sensitivity of net interest income to changing interest rates (see results in below table). The model is based on contractual and assumed cash flows and repricing characteristics for the Bank’s financial instruments and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment of certain assets and liabilities. The model also includes senior management’s projections of future volume and pricing of each of the product lines offered by the Bank. Actual results may differ from these simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies. We model the impact on net interest income of gradual ramps and immediate shocks to interest rates ranging from -400 basis points to +400 basis points in 100 basis point increments.

The results of the interest rate risk simulation resulted in a positive 2.73% increase to interest income under the +200 basis point ramp scenario, within the Bank’s policy limit of less than negative 5%.

In 2012, U.S. interest rates remained at historically low levels. While it may be theoretically possible to model negative interest rate movements, the results have little practical application. For this reason, the table omits the impact on net interest income of decreasing interest rate ramps and shocks (in thousands of dollars).

The table below additionally refers to economic value of equity (“EVE”). EVE is a measure of long term interest rate risk, calculated as the difference between the market values of our assets and liabilities. Similar to the net interest income scenarios, we model the impact on EVE of interest rate shocks ranging from -400 basis points to +400 basis points in 100 basis point increments. Again, the current historically low level of U.S. interest rates limits the practical application of large, negative interest rate shocks. For this reason, the table omits the results of the decreasing rate scenarios. The percent change in EVE is also known as “duration” of equity and is a measure of the volatility of value and risk. Duration is the percent change for each 100 basis point change in rate. Each year equals a 1% change in market value for a 100 basis point change in interest rate. Longer duration implies greater risk.

As of December 31, 2012, the +200 basis point interest rate shock simulation resulted in a reduction in equity value of $9.5 million or a change of (14.44)%. The results are within the tolerance of not less than negative 20%, established by policy. The lower level of interest rate risk compared to December 31, 2011, is attributable to the acquisition of Royal Palm, to selling municipal securities and purchasing SBA floating securities in July 2012, and to a higher liquidity level.

The net interest income simulation and economic value of equity analyses do not necessarily include certain actions management may undertake to manage this risk in response to anticipated changes in interest rates.

The following table illustrates our interest rate sensitivity at December 31, 2012 and December 31, 2011, respectively (in thousands of dollars):

	December 31, 2012		Policy	December 31, 2011
	$ Change	% Change		$ Change	% Change
Net interest income change (12 months):
Parallel rate ramp scenarios:
+ 400 Basis Points	841	4.21%		(39)	-0.29%
+ 300 Basis Points	603	3.02%		14	0.10%
+ 200 Basis Points	545	2.73%	< - 5%	202	0.76%
+ 100 Basis Points	77	0.39%		(91)	-0.68%

Economic value of equity
Parallel rate shock scenarios:
+ 300 Basis Points	(14,414)	-21.88%	< - 35%	(11,392)	-16.79%
+ 200 Basis Points	(9,512)	-14.44%	< - 20%	(7,283)	-10.73%
+ 100 Basis Points	(4,839)	-7.35%		(3,197)	-4.71%

ITEM 8. FINANCIAL STATEMENTS.

The consolidated financial statements, notes thereto and report of independent registered public accounting firm thereon included in Part IV. Item 15—Exhibit 99.1 is incorporated herein by reference.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Financial Statements
Consolidated Statements of Financial Condition
Consolidated Statements of Operations and Other Comprehensive Income
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company’s management, with the participation of the Company’s principal executive and financial officers, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this Annual Report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

Pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K, this report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. During the fourth quarter of 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III.

ITEM 10.	DIRECTORS EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following sets forth information regarding the Company’s directors and executive officers.

Name	Age	Title
Thomas G. Brewer	65	Director
Christopher C. Casciato	54	Director
Adam D. Compton	47	Director
Robert M. Feerick	64	Director
John J. Guinee	47	Director
Michael J. Kerschner	60	Director
Dianne Gillmor Krumsee	67	Director
James S. Lindsay	64	Director
Edward J. Mace	56	Director
Judy R. Miller	67	Director
Robert T. Reichert	50	Senior Executive Vice President, Chief Administrative Officer and Chief Financial Officer
Garrett S. Richter	62	President and Director
Gary L. Tice	65	Chairman, Chief Executive Officer and Director
Robert I. Usdan	47	Director

Directors

Thomas G. Brewer, age 65, served as one of our Bank directors from October 2009 through June 2012, when he was elected a director of the Company. He has been involved with the retail and wholesale carpet business since 1983, when he founded Brewer Carpet and Design Center, Inc. Brewer Carpet subsequently evolved into The Brewer Flooring Group, which encompasses eight business entities in seven states. Mr. Brewer has increased the number of his stores from 12 to 23, capitalizing on market opportunities. Mr. Brewer’s Carpet One stores have been named store of the year twice, out of approximately 600 stores, by the Carpet One Floor and Home Company. In addition, he is also involved with various property companies located in Oklahoma.

While earning his B.A. degree from Gettysburg College, Mr. Brewer was also the captain of the football team and president of the Sigma Chi Fraternity. Mr. Brewer serves on the board of directors for CCA Global, one of the largest purchasers of flooring in the world and franchiser of various flooring and other businesses. Mr. Brewer, along with his wife, Kathy, is co-chairperson for the Bridget Brewer Memorial Scholarship.

As a member of our Board, Mr. Brewer has extensive experience developing and managing small to mid-size businesses which assists us in our business development.

Christopher C. Casciato, age 54, was elected by the board of directors as a director of the Bank on April 29, 2011 and of the Company on June 11, 2012. Mr. Casciato is currently a board member of Community & Southern Bank of Atlanta, GA, Cascade Bancorp of Bend, OR and Strategic Growth Bank of El Paso, TX. He is also a director of Clarion Partners, a real estate investment management company located in New York, NY and Paradigm Management Solutions, a catastophic workers’ compensation case management company located in Walnut Creek, CA. Mr. Casciato joined Lightyear Capital LLC in 2008 as a Managing Director. Lightyear Capital is a private equity firm focused on making investments in the financial services sector.

Prior to joining Lightyear Capital, Mr. Casciato spent over 20 years at Goldman, Sachs & Co., where he was elected partner in 2000. His career at Goldman, Sachs & Co. included a number of senior management positions in the firm’s investment banking division, including partner in the Financial Institutions Group, as well as partner and Chief Operating Officer of Goldman Sachs’ worldwide investment banking business.

Mr. Casciato holds a Masters in Business Administration from Harvard Business School and a Bachelor of Science in Civil Engineering from the United States Military Academy at West Point, where he was class valedictorian.

As a member of our Board, Mr. Casciato has extensive experience in the financial services industry and experience in the role of bank director which will assist us in our strategic planning.

Adam D. Compton, age 47, was elected by the board to serve as a director of the Bank on April 29, 2011. Mr. Compton was elected to the Company board in June 2012. Mr. Compton currently serves as head of the Financial Services Sector with GMT Capital Corporation, Atlanta, GA., joining the firm in 2008. From April 2003 to September 2008, Mr. Compton was director and head of U.S. Financial Services Research with RCM Global Investors, San Francisco, CA. Previously, Mr. Compton was an equity research analyst covering U.S. banking companies at Keefe Bruyette & Woods, Morgan Stanley and Montgomery Securities, as well as a bank regulator for the State of Florida for three years. Mr. Compton currently serves as a board member of Alico, Inc., a Florida-based agribusiness and land management company.

Mr. Compton received his MBA, with distinction, from Cornell University in Ithaca, NY and his BA from Houghton College, Houghton, NY. Mr. Compton is quite familiar with the State of Florida, having been born and raised in the Orlando and Lake Wales areas.

As a member of our Board, Mr. Compton has extensive experience as a financial industry executive and a thorough understanding of the banking industry which will assist us in our strategic planning.

Robert M. Feerick, age 64, served as one of our Bank directors from October 2009 through June 2012, when he was elected a director of the Company. Since 1988, he has served as chairman of Horizon Partners, Ltd., a private investment holding company headquartered in Naples, Florida, that acquires and builds companies. Horizon focuses on the acquisition of medium size companies that are privately-held or divisions/subsidiaries of larger corporations, with a strategy of building long-term equity value in their base companies through strategic add-on acquisitions and improvements in operating performance. Mr. Feerick has significant experience as a director of privately-held companies. He is a current director of the following companies: Karl’s Event Services, a party and tent event rental company; Groeb Farms, Inc., the leading processor of honey, sold as an ingredient, in the United States; Climax Portable Machine Tools, Inc., a manufacturer and lessor of portable machine tools; and Xymox Technologies, Inc., an international membrane switch manufacturer. Mr. Feerick began his career as an associate (1972-1973) in the money management firm of Fayez Sarofim & Co. in Houston, Texas. In 1973, Mr. Feerick joined Frontenac Company, a private equity and venture capital company in Chicago, as a general partner. In this capacity, he was directly responsible for finding, evaluating, and negotiating acquisition and investment transactions for the company. In 1977, Mr. Feerick sold his interests in Frontenac to The Laird Norton Company in Seattle, Washington. Shortly thereafter, in 1978, Mr. Feerick joined the former Arthur Young & Co. to head its Midwest Region merger and acquisition practice. In 1982, he founded The Corporate Development Group, an affiliate of Arthur Young, and served as its chairman. He was also a general partner of the firm. Over his ten years with Arthur Young, he assisted approximately 40 corporations and management groups with acquisitions, divestitures, and venture capital investments. In 1988, he left The Corporate Development Group to form Horizon Partners.

As a member of our Board, Mr. Feerick has extensive experience developing and managing businesses and significant ties to our local community which assists us in our strategic planning, business development and customer relations.

John J. Guinee, age 47, was elected by the Company’s board of directors as a director of the Company on June 11, 2012. Mr. Guinee is a Managing Partner at Constitution Capital Partners LLC. Constitution Capital Partners LLC is a private equity firm that focuses on North American buyouts. He is a member of Constitution Capital’s Investment Committee. Prior to joining Constitution Capital, Mr. Guinee was an Investment Director for Standard Life Investments Private Equity USA and a member of the Investment Committee. Previously, he was a Vice President of Business Development at State Street Bank and Trust Company.

Mr. Guinee has significant experience as a director of privately held companies. He is currently a director or board observer of the following companies; Custom Ecology Inc, a leading waste logistics company, Hearthside the nation’s largest independent bakery, Construction Partners Inc., an asphalt road construction company, London Broadcasting Company Inc., the largest owner operator of middle-market broadcast television stations in the state of Texas, The Environmental Quality Company, a hazardous waste and environmental management services provider and Flagstone Foods, one of the largest manufacturers and distributors of private label healthy snacks in North America.

Mr. Guinee earned his BS in Finance from Babson College in Babson Park, MA and his MBA from UCLA Anderson School of Management in Westwood, CA. Mr. Guinee is also a graduate of General Electric’s Financial Management Program.

As a member of the Holding Company’s board of directors, Mr. Guinee has extensive experience in the financial services industry which will assist us in our strategic planning.

Michael J. Kerschner, age 60, has served as one of our Bank directors since 2007. On June 11, 2012, he was elected to serve as a director of the Company. He has been involved in the banking industry since 1974. From January 1990 to September 2010, Mr. Kerschner served as President and CEO of Gillmor Financial Services, Inc. He also served as President and CEO of Old Fort Banking Corporation from March 1988 to July 2007 and was previously CEO of Tiffin Savings Bank from 1984 to 1987. Mr. Kerschner has also successfully completed and taught several courses for the BancOhio Educational Center, in addition to completing various American Institute of Banking certification courses and the Prochnow Graduate School of Banking at the University of Wisconsin. Mr. Kerschner is extensively involved in his community and has served on many boards and committees, including those of the Community Bankers Association of Ohio, the Ohio Bankers League, the Independent Community Bankers Association, the Federal Legislative Committee, the Great Lakes Bankers Bank, the Tiffin Area Chamber of Commerce, the Seneca Industrial and Economic Development Corporation, the Seneca County United Way, the St. Francis Nursing Home, Seneca Career Systems, and Tiffin Theatre, Inc. (Ritz). In addition, he is a past trustee of Heidelberg College and serves on the Finance Committee of St. Mary’s Church, of which he is a member.

As a member of our Board, Mr. Kerschner has extensive experience as a bank executive and in-depth understanding of the banking industry which assists us in strategic planning, business development and customer relations.

Dianne Gillmor Krumsee, age 67, served as one of our Bank directors from 2007 to 2012. In June 2012, Ms. Krumsee was elected as a director for the Company. Since September 2007, Ms. Krumsee has served as the Chairman of Gillmor Financial Services, a bank holding company of which she is also an owner, and Chair of The Old Fort Banking Company, a subsidiary of Gillmor Financial Services. Ms. Krumsee holds a Bachelor’s degree in English from Ohio Wesleyan University, a Master’s degree from Ohio State University, and is a trustee emeritus of Tiffin University. Ms. Krumsee is an active volunteer for Creative Living, a nonprofit organization that provides housing and encourages independent living for physically disabled adults and is a trustee of The Paul M. and Lucy J. Gillmor Charitable Foundation.

As a member of our Board, Ms. Krumsee has extensive banking industry knowledge and experience which assists us in our strategic planning, business management and business development.

James S. Lindsay, age 64, served as a Bank director from October 2009 until June 2012 when he was elected as a director for the. He has been a self-employed realtor based in Naples, Florida since 1981 and is a member of the Naples Area Board of Realtors, the National Association of Realtors and the Florida Association of Realtors. He has held various board positions with financial institutions. Mr. Lindsay was a director of Southwest Banks, Inc. from 1989 through 1997, at which time Southwest Banks was acquired by F.N.B. Corporation. Mr. Lindsay then served as a director of F.N.B. Corporation from 1997 through December 2003. At that time, Mr. Lindsay resigned from the board in connection with the spin-off of First National Bankshares of Florida, Inc. from F.N.B. Corporation. He then served on the board of First National Bankshares of Florida, Inc. and as a board member of its lead banking affiliate, First National Bank of Florida. He held these positions from August 2003 through December 2004. In January

2005, he became a member of the Fifth Third Bancorp Florida affiliate board of directors, a position he held until June 2007. Mr. Lindsay is a graduate of Moorhead State University earning his B.A. degree in business management. He serves on the Board of the Aqualane Shores Homeowners Association and the Board of the Big Sugar Bush Lake Association in Ogema, Minnesota.

As a member of our Board, Mr. Lindsay has extensive experience as a bank director and significant ties to our local community which assists us in our strategic planning, business development and customer relations.

Edward J. Mace, age 56, has served as a Bank director since October 2009 and a Company director since June 2012. He has been the owner of Edward J. Mace, Certified Public Accountant, a sole proprietorship, since 1985. He also is the chief operating officer of Ribek Corporation, an Investment Management Entity, a position that he has held since 1982. Mr. Mace has held various board positions with financial institutions for almost 20 years. He was a director of Southwest Banks, Inc. from 1989 through 1997, at which time Southwest Banks was acquired by F.N.B. Corporation. Mr. Mace then served as a director of F.N.B. Corporation from 1997 through December 2003, and was also the chairman of the Audit Committee during this time. He resigned from the board in connection with the spin-off of First National Bankshares of Florida, Inc. from F.N.B. Corporation. Mr. Mace then served on the board and as chairman of the Audit Committee of First National Bankshares of Florida, Inc., and as a board member of its lead banking affiliate, First National Bank of Florida. He held these positions from August 2003 through December 2004. In January of 2005, he became a member of the Fifth Third Bancorp Florida affiliate board of directors. He held this position until June of 2006. Mr. Mace earned his A.A. degree at Miami-Dade Community College and graduated from Florida International University earning his B.A. degree in accounting. Mr. Mace became a certified public accountant in 1979.

As a member of our Board, Mr. Mace has extensive experience as a bank director and significant ties to our local community which assists us in our strategic planning, business development and customer relations.

Judy R. Miller, age 67, served as one of our Bank directors from 2007 to 2012. In June 2012, Ms. Miller was elected as a director for the Company. Since 1970, she has been a co-owner and Vice President for Community & Employee Relations at Roppe Holding Company. This firm owns and operates several manufacturing facilities in Ohio, Alabama and Florida along with a local “good news only” newspaper and an AM/FM radio station in Fostoria, Ohio. Ms. Miller’s community involvement includes the Greater Fostoria Community Foundation Board, the Ritz Theatre Board, Ohio State Republican Central Committee, and the Hancock County Blanchard Valley Port Authority Board in Findlay, Ohio.

As a member of our Board, Ms. Miller has extensive business experience which assists us in our business management and development.

Garrett S. Richter, age 62, has served as our President and one of our directors for the Bank since October 2009 and for the Company since November 2011. Prior to October 2009, Mr. Richter served in the same capacity for First National Bank of the Gulf Coast (in organization) from 2007. Additionally, Garrett Richter serves in the Florida State Senate as the Senate President Pro Tempore. He was elected to the Senate in November 2008, after serving one term in the Florida House of Representatives from 2006 to 2008. Senator Richter served as the Chairman of the Senate Committee on Banking and Insurance from 2008 to 2012. He currently chairs the Senate Committee on Gaming. Additionally, Senator Richter serves on the Appropriations Committee, the Appropriations Subcommittee on Education, the Appropriations Subcommittee on Health and Human Services, the Committee on Banking and Insurance, the Committee on Commerce and Tourism, the Judiciary Committee, the Rules Committee, the Transportation Committee and the Joint Legislative Budget Commission. Prior to his public service, Senator Richter was a founder and former president and chief executive officer of First National Bank of Florida, which was acquired in 2005 by Fifth Third Bancorp. Senator Richter began his banking career in 1969 with Mellon Bank. He is an alumnus of Leadership Florida and past chairman of Leadership Collier. Senator Richter served with the 75th Ranger Company in Vietnam, where in 1971 he was awarded a Combat Infantry Badge and a Bronze Star for his service. Senator Richter is a graduate of the University of Pittsburgh and the Graduate School of Banking at Madison, Wisconsin. He previously lectured at LSU Graduate School of Banking and the Florida School of Banking at the University of Florida.

As a member of our Board, Mr. Richter has an in-depth understanding of the banking industry and extensive contacts in our local community which assists us in our strategic planning, business development and customer relations.

Gary L. Tice, age 65, has served as Chairman, Chief Executive Officer and director of the Bank since October 2009 and as Chairman and Chief Executive Officer of the Company since November 2011. Prior to October 2009, Mr. Tice served in the same capacity for First National Bank of the Gulf Coast (in organization) from 2007. Mr. Tice has been involved in banking in Florida for more than 30 years. Prior to FNB, Mr. Tice served as chairman of First National Bankshares of Florida, Inc., a Naples-based financial services company with $5.4 billion in assets and 77 full-service banking centers, from January 2004 to January 2005. First National Bankshares was the largest publicly traded bank holding company headquartered in Florida when it was acquired by Fifth Third Bancorp in 2005. Prior to that, Mr. Tice was president and chief executive officer of F.N.B. Corporation, a diversified financial services holding company with offices in Florida, Pennsylvania, Ohio and Tennessee, from 1997 to 2004. During his tenure with F.N.B. Corporation, the company grew to more than $8.1 billion in total assets. In 2004, F.N.B. Corporation spun off its Florida banking operations into a separate company, of which Mr. Tice became chairman and chief executive officer. In addition, Mr. Tice was a founding director and organizer of First National Bank of Naples, where he served as chairman and chief executive officer of the company prior to its affiliation with F.N.B. Corporation in 1997.

In 2003, Mr. Tice was honored as a finalist for the Financial Services category in the Ernst & Young Entrepreneur of the Year Florida Awards program. He was chosen by an independent panel of judges for outstanding leadership and the consistent growth of F.N.B. Corporation. In 1998, Mr. Tice was named to the Collier County Junior Achievement Business Leadership Hall of Fame for service as a “champion of free enterprise.”

Mr. Tice has held leadership roles in a number of local, state and national organizations over the years, and is a past director of the American Bankers Association (the “ABA”), a past member of the Administrative Committee of the Community Bankers Council of the ABA, and a past director of the Florida Bankers Association. Mr. Tice was appointed in January 2011 as a director of the Federal Reserve Bank of Atlanta – Miami Branch for a term of three years. In June 2011, Mr. Tice was appointed as a director of The Greater Naples Chamber of Commerce.

As a member of our Board, Mr. Tice, as our Chairman and Chief Executive Officer, has firsthand knowledge of all aspects of our business and daily operations. Mr. Tice has extensive experience as a bank executive, in-depth understanding of the banking industry, and long standing and significant ties to our local community which assists us in our strategic planning, business development and customer relations.

Robert I. Usdan, age 47, was elected by the Company’s board of directors as a director of the Company on June 11, 2012. Mr. Usdan is co-founder and principal of The Endicott Group, a money management and financial advisory firm dedicated to the financial services industry. Mr. Usdan is responsible for the development and implementation of investment strategy and advising financial firms across the United States. Prior to founding Endicott, from 1990 to January 1996, Mr. Usdan was an Associate Director in the Corporate Finance Group at Sandler O’Neill & Partners, L.P.

Mr. Usdan received his Bachelor of Arts in International Relations from the University of Virginia in 1988 with a minor in Art History.

As a member of the Holding Company’s board of directors, Mr. Usdan has extensive experience as a financial industry executive which will assist us in our strategic planning.

Leadership Structure of the Board of Directors

The Company’s board of directors is led by Gary L. Tice as Chairman and Chief Executive Officer. The board believes that having unity of these positions under Mr. Tice creates a more efficient atmosphere for governance.

Meetings of the Board of Directors

Prior to completion of the Reorganization, the Company had no operational activity. The board, in its approximate current configuration, was constituted in June 2012.

The Company’s board presently consists of thirteen (13) members. The board held one meeting during the year ended December 31, 2012. During 2012, each director attended at least 75% of the aggregate number of meetings held by the board and the committees of the board on which he or she served. It is the best practice of the Company that the Company’s directors attend the annual meetings of shareholders, and all but four of the Bank’s directors, who were currently then serving, attended the 2012 annual meeting of shareholders.

Board Independence

The board has determined that each of its members other than Gary L. Tice, the Chairman and Chief Executive Officer of the Company and Garrett S. Richter, the President of the Company, has no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company) and qualifies as an “independent” director under the rules applicable to companies listed on The Nasdaq Stock Market (“NASDAQ”).

In addition to the specific NASDAQ criteria, in assessing the independence of our directors, our board considered whether they believe the transactions disclosed in the section of this Annual Report entitled Item 13—“CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE”, as well as any other transactions, relationships, arrangements, or factors, could impair a director’s ability to exercise independent judgment.

Committees of the Board of Directors

The board has a standing Executive Committee, Audit Committee, Compensation Committee and Nominations Committee. During 2012, the Compensation Committee, met once. The other committees did not conduct any meetings during 2012.

Executive Committee

The Executive Committee has the power and authority to manage the affairs of the Company between meetings of the board, provided that all final decision making authority on matters of policy and procedure rests with the board. The Executive Committee also reviews significant corporate matters, planning and strategies and recommends action as appropriate to the board. The Executive Committee’s current members are Christopher C. Casciato, Adam D. Compton, Michael J. Kerschner, Dianne Gillmor Krumsee, James S. Lindsay, Edward J. Mace and Gary L. Tice (Chairman). The board has adopted an Executive Committee Charter, a copy of which is available on the Bank’s website at www.fnbofgc.com.

Audit Committee

The Audit Committee reviews the affairs of the Company with the Company’s independent auditors, including a review of the accounts and the financial statements of the Company and the overall financial condition of the Company. The committee also examines the Company’s internal controls to determine whether adequate safeguards are in place, and determines whether officers and employees of the Company have provided adequate cooperation and assistance to the Company’s independent auditors. The Audit Committee reviews and pre-approves all audit and non-audit services performed by the Company’s accountants, or other accounting firms, other than as may be allowed by applicable law. The Audit Committee’s current members are Robert M. Feerick, Dianne Gillmor Krumsee, Michael J. Kerschner, Edward J. Mace (Chairman) and Judy R. Miller. The board has also determined that

Edward J. Mace is an “audit committee financial expert,” as defined by rules of the SEC. McGladrey LLP, the Company’s independent registered public accounting firm for 2012, is independent within the meaning of the NASDAQ listing standards, as currently in effect. The board has adopted an Audit Committee Charter, a copy of which is available on the Company’s website at www.fnbofgc.com.

Compensation Committee

The Compensation Committee’s current members are Thomas G. Brewer, Adam D. Compton, Robert M. Feerick, James S. Lindsay (Chairman), and Judy R. Miller. The board has adopted a Compensation Committee Charter, a copy of which is available on the Company’s website at www.fnbofgc.com.

The Compensation Committee has overall responsibility for establishing, implementing and monitoring the compensation structure, policies and programs of the Company, provided that all final decision making authority on matters of policy and procedure rests with the board. The Committee is responsible for assessing and making recommendations to the full board regarding the total compensation paid to the Chief Executive Officer and other executive officers of the Company and the Bank at the level of Vice President and above. Accordingly, the Compensation Committee is responsible for determining whether the compensation paid to the officers is fair, reasonable and competitive, and whether such compensation serves the interests of the Company’s shareholders.

The Compensation Committee recommends the compensation to be paid to the Chief Executive Officer and the other officers of the Company as noted above to the full board for approval. The Compensation Committee and the Chief Executive Officer annually review the performance of the Company’s other executive officers. The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are reviewed by the Compensation Committee and then the Compensation Committee makes its recommendations to the full board for approval.

The Compensation Committee’s Chairman regularly reports to the board on the actions and recommendations of the Compensation Committee. The Compensation Committee may retain (at the Company’s expense) outside counsel and other advisors to assist as needed.

Nominations Committee

The Nominations Committee has the responsibility to make its recommendations with respect to the composition of the board and the nomination and election of directors. The Nominations Committee will meet at least annually to make recommendations to the board with respect to the composition of the board and the nomination and election of directors, provided that all final decision making authority on matters of policy and procedure rests with the board. The Nominations Committee’s current members are Thomas G. Brewer, (Chairman) Christopher C. Casciato, Michael J. Kerschner, James S. Lindsay and Gary L. Tice. The board has adopted a Nominations Committee Charter, a copy of which is available on the Company’s website at www.fnbofgc.com.

Nominations by Shareholders. The board will consider director candidates recommended by shareholders, provided the following procedures are followed by shareholders in submitting recommendations:

•	Shareholder nominations must be delivered in writing to the Secretary of the Company;

•

Submissions must include sufficient biographical information regarding the recommended candidate including age, his or her employment history for at least the previous five years (including employer names and a description of their business) and such person’s other board memberships, if any; and

•	The submission must be accompanied by a written consent of the individual to stand for election if nominated by the board of directors and to serve if elected by the shareholders.

Submissions should be delivered to the Secretary of the Company not less than sixty (60) days prior to the first anniversary of the date on which the Company first mailed its proxy materials for the prior year’s annual shareholders meeting. Any submissions received after such date will not be considered until the following year’s annual shareholders meeting.

Director Qualifications. It is the policy of the board to seek and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to the Company. The board seeks a diverse group of candidates (including diversity of age, skills, background and experience) who possess the background, skills and expertise to make significant contributions to the board, the Company and its shareholders. Desired qualities to be considered include:

Experience (in one or more of the following):

•	High-level leadership experience in business or administrative activities;

•	Breadth of knowledge about issues affecting the Bank and its subsidiaries;

•	The ability and willingness to contribute special competencies to board activities; and

•	The ability to read and understand financial statements.

Personal Attributes:

•	Personal integrity;

•	Loyalty to the Company and the Bank and concern for its success and welfare;

•	Willingness to apply sound and independent business judgment;

•	Awareness of a director’s vital role in the Company and the Bank’s good corporate citizenship and its corporate image;

•	Availability for meetings and consultation on Company and Bank matters;

•	Contacts within the community; and

•	The willingness to assume board and fiduciary responsibilities.

Qualified candidates for membership on the Board will be considered without regard to race, religion, sex, ancestry, national origin or disability.

The board does not intend to alter the manner in which it evaluates candidates based on whether the candidate was recommended by a shareholder or by the Nominations Committee.

Role of Risk Oversight

The Company’s board primarily administers its risk oversight function through the Audit Committee of the board. The Audit Committee is comprised of five independent, non-employee board members and its Chairman is a certified public accountant. The quarterly meetings of the Audit Committee consist of reports from the Company’s external audit firm and the Company’s Chief Administrative Officer. All of the discussions of the Audit Committee are reported to the Company’s full board at the board’s quarterly meeting.

In addition to the Company’s Audit Committee, several committees of the Company and the Bank’s boards of directors address risk oversight. These committees are: the Company’s and the Bank’s Executive Committees, whose primary function is oversight of strategic planning, and to act on behalf of the board between board meetings when necessary, to the extent authorized within its charter; the Bank’s Compliance Committee, whose primary function is oversight of compliance risk; the Bank’s Investment Committee, whose primary function is oversight of asset liability management and interest rate risk; and the Bank’s Loan Committee, whose primary function is oversight of credit risk. All of these committees meet not less than quarterly, except the Loan Committee, which meets monthly, and the results of all meetings are reported directly to the full board of the Company. All members of the Company’s board are members on at least one of these risk-related committees of the Company or the Bank.

All members of management of the Company who are responsible for risk oversight report to the Company’s Chief Executive Officer, who reports to the full board of the Company.

Shareholder Communications with the Board of Directors

The board has implemented a process for shareholders to send communications to the board. Shareholders who wish to communicate directly with the board or any particular director should deliver any such communications in writing to the Secretary of the Company. The Secretary will compile any communications he or she receives from shareholders and deliver them periodically to the board or the specific directors requested. The Secretary of the Company will not screen or edit such communications, but will deliver them in the form received from the shareholder.

Executive Officers

Executive officers of the Company are appointed by the board and hold office at the pleasure of the Board. The executive officers of the Company are as follows:

Name	Age	Position with the Company
		Senior Executive Vice President, Chief Administrative Officer and

Robert T. Reichert	50	Chief Financial Officer

Garrett S. Richter	62	President and Director

Gary L. Tice	65	Chairman, Chief Executive Officer and Director

Biographical information for Messrs. Richter and Tice are in the section entitled “Directors” above.

Robert T. Reichert, age 50, has served as Senior Executive Vice President, Chief Administrative Officer and Chief Financial Officer for the Bank since October 2009 and the Company since November 2011. Prior to October 2009, Mr. Reichert served in the same capacity for First National Bank of the Gulf Coast (in organization) from 2007. Mr. Reichert has held various management positions within the financial industry. Mr. Reichert held the position of executive vice president and chief financial officer of Lydian Trust Company from October 2005 through August 2007. In 2003, Mr. Reichert was appointed senior vice president and chief financial officer of First National Bankshares of Florida upon its spin-off from F.N.B. Corporation. In January 2005, First National Bankshares of Florida was acquired by Fifth Third Bancorp. At that time Mr. Reichert was named senior vice president and chief financial officer responsible for accounting and finance. He remained with Fifth Third Bank through August 2005. After spending 12 years with Ernst & Young LLP, he joined F.N.B. Corporation in 1996 and held the position of senior vice president and controller, and was responsible for holding company and affiliate bank financial accounting, reporting and asset and liability management. Mr. Reichert obtained his B.S. degree from Clarion University of Pennsylvania, and was a certified public accountant from 1987 through 2000.

Code of Ethics

The Company has adopted a code of business conduct and ethics in compliance with Item 406 of Regulation S-K for the Company’s principal executive officer, principal financial officer and principal accounting officer. The Company’s Conflicts of Interest—Code of Ethics Policy is available on the Company’s website at www.fnbofgc.com on the About FNB webpage under the caption, “Corporate Governance”. Any person may request a free copy of the Company’s Conflicts of Interest—Code of Ethics Policy by sending a request to the following address: First National Bank of the Gulf Coast, 3560 Kraft Road, Naples, FL 34105, Attention: Investor Relations.

No Family Relationships among Directors and Officers

There are no family relationships between any director or executive officer of the Company and any other director or executive officer of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers and persons who own more than 10% of the outstanding common stock of a company whose securities are registered under Section 12 of the Exchange Act to file with the SEC reports of changes in ownership of the common stock held by such persons. As the Company’s common stock is not registered under Section 12 of the Exchange Act, the Company’s directors and executive officers and persons who own more than 10% of the outstanding common stock of the Company are not subject to these requirements, and, therefore, do not file such reports with the SEC.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table for the Fiscal Years Ended December 31, 2012 and 2011

The following table provides certain information concerning compensation earned for services rendered in all capacities by our principal executive officer, principal financial officer and our other executive officers, referred to in this Annual Report as our named executive officers, during the fiscal years ended December 31, 2012 and 2011.

Name and Principal Position		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation (1)	Total
Gary L. Tice	2012	$325,000	125,000	—	—	—	45,819	$495,819
Chairman and	2011	$281,737	—	—	—	—	45,320	$327,057
Chief Executive
Officer
Garrett S. Richter	2012	$225,004	40,000	—	—	—	44,883	$309,887
President	2011	$209,434	—	—	—	—	40,568	$250,002
Robert T. Reichert	2012	$250,016	40,000	—	—	—	42,210	$332,226
Senior Executive Vice	2011	$250,016	—	—	—	—	42,010	$292,026
President, Chief Administrative Officer and Chief Financial Officer

(1)

Consists of automobile allowance, phone allowance, club membership dues and 401(k) matching contributions. We also provide our executive officers with group medical, dental, life, and disability insurance coverage that are available to all full time employees. The cost of that insurance is not included in this table.

401(k) Plan

Our named executive officers are entitled to all benefits generally made available to our employees, including the eligibility to participate in our 401(k) plan. Our 401(k) plan is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). In general, all of our employees, who are working at least 20 hours per week and are at least 21 years of age, are eligible to participate immediately upon hire. Our 401(k) plan includes a salary deferral arrangement pursuant to which the participants may contribute, subject to certain Code limitations, a minimum of 0% and a maximum of 100% of their salary on a pre-tax basis (up to $16,500 per year, plus $5,500 in qualified catch up deferrals). We may make both matching and additional contributions each year, subject to certain Code limitations, in the discretion of our board. A separate account is maintained for each participant in our 401(k) plan. The portion of a participant’s account attributable to his or her own contributions is 100% vested. Distributions from our 401(k) plan may be made in the form of a lump-sum cash payment or in installment payments.

Employment, Change of Control and Severance Arrangements

The Company does not have any employment agreements, change of control agreements or other severance agreements in place with any of its named executive officers.

Potential Payments upon Termination or Change of Control

We currently are not subject to any obligations to make payments upon termination or change of control, and were not subject to any such obligations during 2012.

Outstanding Equity Awards at 2012 Fiscal Year-End

There were no outstanding equity awards for any named executive officer as of December 31, 2012.

Director Compensation for Fiscal Year 2012

The Company’s Bylaws permit our directors to receive reasonable compensation as determined by a resolution of our Board. We did not pay Company directors any fees during the fiscal year ended December 31, 2012. We may, pursuant to our bylaws, begin to compensate our directors at some time in the future.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 25, 2013 with respect to ownership of the outstanding common stock and preferred stock of the Company by (i) each director and named executive officer of the Company, and (ii) all directors and executive officers of the Company, as a group. This table (and the next table that follows) includes shares based on the “beneficial ownership” concepts as defined by the SEC. Our directors and executive officers are deemed to beneficially own shares being held by their spouses, minor children, and other relatives residing in their households, or by trusts, partnerships, corporations or deferred compensation plans for the benefit of such persons. In addition, this table reflects warrants and options held by our directors and executive officers.

	Common Stock				Series A Preferred Stock
Name of Beneficial Owner (1)	Number of Shares Owned	Warrants	Options	Percent	Number of Shares Owned	Warrants	Options	Percent
Thomas G. Brewer	51,700	25,340	—	0.55%	—	—	—	0.00%
Christopher C. Casciato	200	—	—	0.00%	—	—	—	0.00%
Adam D. Compton	5,000	—	—	0.04%	—	—	—	0.00%
Robert M. Feerick	51,100	25,220	—	0.54%	—	—	—	0.00%
Michael J. Kerschner	26,400	5,280	46,464	0.55%	—	—	—	0.00%
Dianne Gillmor Krumsee	242,880	48,576	23,232	2.23%	—	—	—	0.00%
James S. Lindsay	71,000	37,700	—	0.77%	—	—	—	0.00%
Edward J. Mace	102,500	50,500	—	1.08%	—	—	—	0.00%
Judy R. Miller	376,400	71,280	23,232	3.33%	—	—	—	0.00%
Robert T. Reichert	53,500	25,200	—	0.56%	—	—	—	0.00%
Garrett S. Richter	104,000	50,200	—	1.09%	—	—	—	0.00%
Gary L. Tice	151,000	100,200	—	1.77%	—	—	—	0.00%

All directors and executive officers as a group (12 persons)	1,235,680	439,496	92,928	12.12%	—	—	—	0.00%

(1)

“Beneficial ownership” includes shares for which an individual, directly or indirectly, has or shares voting or investment power, or both, and also includes options and warrants that are exercisable within 60 days of March 25, 2013. Unless otherwise indicated, all of the listed persons have sole voting and investment power over the shares listed opposite their names. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Exchange Act. The ownership percentages are based upon 14,333,570 shares of common stock outstanding. Pursuant to the rules of the SEC, certain shares of our common stock that a beneficial owner has the right to acquire within 60 days pursuant to the exercise of stock options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such owner, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Security Ownership of Certain Other Beneficial Owners

We are not aware of any shareholder who was the beneficial owner of more than 5% of our outstanding common stock or preferred stock as of March 25, 2013 except for the entities identified in the table below:

	Common Stock		Series A Preferred Stock
Name and Address	Amount and Nature of Beneficial Ownership	Percent of Shares Beneficially Owned (1)	Amount and Nature of Beneficial Ownership	Percent of Shares Beneficially Owned (1)
John Rodgers, L.P. (2)	1,326,625	9.26%	—	0.00%
c/o Constitution Capital Partners, LLC
300 Brickstone Square, 10th Floor
Andover, MA 01810
Endicott Group (3)	1,326,625	9.26%	—	0.00%
360 Madison Avenue, 21st Floor
New York, NY 10017
GMT Capital Group (4)	1,494,943	10.43%	—	0.00%
2300 Windy Ridge Parkway, Suite 550 S.
Atlanta, GA 30339
Lightyear Group (5)	1,431,734	9.99%	126,573	100.00%
375 Park Avenue, 11th Floor
New York, NY 10152

(1)	Based upon 14,333,570 shares of common stock and 126,573 shares of Series A Preferred Stock outstanding as of March 25, 2013.
(2)

This information is based solely on the Schedule 13G filed on May 5, 2011 by John Rodgers, L.P. with the OCC (related to ownership of common stock of the Bank), and certain stock transfer records of the Company following completion of the Reorganization. The general partner of John Rodgers, L.P. is USS-Constitution, LLC, whose managing member is Constitution Capital Partners, LLC. The schedule 13G reports that John Rodgers, L.P. has sole voting and dispositive power over the 1,326,625 shares held.

(3)

This information is based solely on the Schedule 13D jointly filed on May 9, 2011 by Endicott Opportunity Partners III, L.P., W.R. Endicott III, L.L.C., Wayne K. Goldstein and Robert I. Usdan (collectively, the “Endicott Group”) with the OCC (related to ownership of common stock of the Bank), and certain stock transfer records of the Company following completion of the Reorganization. The general partner of Endicott Opportunity Partners III, L.P. is W.R. Endicott III, LLC, and Wayne K. Goldstein and Robert I. Usdan serve as investment managers to each of these entities. The Schedule 13D reports that Endicott Opportunity Partners III, L.P., W.R. Endicott III, LLC, Wayne K. Goldstein and Robert I. Usdan each have sole voting and dispositive power over the 1,326,625 shares held. The Schedule 13D reports that Endicott Opportunity Partners III, L.P. is the sole record holder of the 1,326,625 shares held.

(4)

This information is based solely on the Schedule 13G jointly filed on May 6, 2011 by Bay Resource Partners, L.P. (“BRP”), Bay II Resource Partners, L.P. (“BRP II”), Bay Resource Partners Offshore Master Fund, L.P. (“BRPOMF”), GMT Capital Corp. (“GMT”), Thomas E. Claugus and Adam D. Compton (collectively, the “GMT Capital Group”) with the OCC (related to ownership of common stock of the Bank), and certain stock transfer records of the Company following completion of the Reorganization. GMT is the general partner of BRP and BRP II, and is the investment manager of BRPOMF. The Schedule 13G reports that BRP shares voting and dispositive power over 431,768 shares; BRP II shares voting and dispositive power over 366,941 shares; BRPOMF shares voting and dispositive power over 444,562; GMT shares voting and dispositive power over 1,243,271 (inclusive of the 431,768 shares held by BRP, the 366,941 shares held by BRP II, and the 444,562 shares held by BRPOMF); and Thomas E. Claugus holds sole voting and dispositive power over 83,354 shares. Mr. Claugus is the President of GMT. Adam D. Compton has sole voting and dispositive power over 5,000 shares held, and these shares are not counted in the holdings of GMT Capital Group. Mr. Compton is an executive of GMT and disclaims beneficial ownership of any securities that may be beneficially owned by affiliates of GMT. Mr. Compton is a director of the Company.

(5)

This information is based solely on the records of the Company and the Schedule 13D jointly filed on May 9, 2011 by Lightyear Fund II, L.P. (“LYF II”), Lightyear Co-Invest Partnership II, L.P. (“LYCP II”), Lightyear Fund II GP, L.P. (“LY II GP”), Lightyear Fund II GP Holdings, LLC (“LY II Holdings”), Marron & Associates, LLC (“MA LLC”), Chestnut Venture Holdings, LLC (“Chestnut”) and Donald B. Marron (collectively, the “Lightyear Group”) with the OCC (related to ownership of common stock of the Bank), and certain stock transfer records of the Company following completion of the Reorganization.

LY II GP is the general partner of LYF II. LY II Holdings is the general partner of LYCP II and LY II GP. MA LLC is the managing member of LY II Holdings. Chestnut is the sole member of MA LLC. The managing member of Chestnut is Donald B. Marron. The Schedule 13D reports that LYF II shares voting and dispositive power over 1,323,705 shares held in its name; LYCP II shares voting and dispositive power over 2,920 shares held in its name; LY II GP shares voting and dispositive power over 1,323,705 shares (inclusive of the 1,323,705 held by LYF II); LY II Holdings shares voting and dispositive power over 1,326,625 shares (inclusive of the 1,323,705 held by LYF II and the 2,290 shares held by LYCP II); MA LLC shares voting and dispositive power over 1,326,625 shares (inclusive of the 1,323,705 held by LYF II and the 2,290 shares held by LYCP II); Chestnut shares voting and dispositive power over 1,326,625 shares (inclusive of the 1,323,705 held by LYF II and the 2,290 shares held by LYCP II); and Donald B. Marron shares voting and dispositive power over 1,326,625 shares (inclusive of the 1,323,705 held by LYF II and the 2,290 shares held by LYCP II). The records of the Company further indicate 278 shares of Series A Preferred stock are held by LYCP II and 126,295 shares of Series A Preferred stock are held by LYF II. Christopher C. Casciato is a Managing Director of Lightyear Capital LLC. Mr. Casciato is a director of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We have and expect to continue to have banking and other transactions in the ordinary course of business with our directors, officers and affiliates, including members of their families or corporations, partnerships, or other organizations in which such officers or directors have a controlling interest, on substantially the same terms, including price, or interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. These transactions are not expected to involve more than the normal risk of collectability or present other unfavorable features. Loans to individual directors and officers must also comply with our lending policies, regulatory restrictions and statutory lending limits, and directors with a personal interest in any loan application will be excluded from the consideration of such loan application. We intend for all of such transactions with affiliates to be on terms no less favorable than could be obtained from an unaffiliated third party and to be approved by a majority of the disinterested directors.

The Bank has purchased four automobiles from Top Hat Imports, dba Tamiami Ford, Inc., a car dealership owned by Robert T. Zellers, a director of the Bank. The aggregate purchase price of the four automobiles was approximately $127,000.

Our former branch office located at 50 Joel Boulevard is part of a small strip plaza that was constructed by Free 1, LLC. The lease had a term of ten years and a monthly payment of $12,100. Michael Kerschner and Dianne Krumsee, who are two of our directors, each own an interest in Free 1, LLC. The Bank terminated this lease on December 28, 2011 with an effective date of March 31, 2012. The Bank subsequently closed this office on March 30, 2012. The expense associated with the lease termination, recorded in December 2011, was $766,000.

The Bank leases a warehouse facility located at 4755 Mercantile Avenue #3, Naples, Florida, from Mercantile Business Center, a storage facility. James Lindsay, a director of the Bank, owns an interest in the facility. The Bank leases the facility at a cost of $977 per month plus common area maintenance fees. The lease is subject to annual adjustments equal to the CPI, with a maximum increase of 3% annually. The lease commenced on January 1, 2011 and terminates on December 31, 2015.

A discussion of the independence of our directors is contained in Part III – Item 10 – Board Independence of this Annual Report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the aggregate fees incurred by the Company and the Bank for professional services rendered by McGladrey & Pullen, LLP (later, McGladrey LLP) and RSM McGladrey, Inc. (an affiliate of McGladrey LLP) for the years ended December 31, 2012 and 2011. On December 1, 2011, McGladrey & Pullen, LLP acquired RSM McGladrey, Inc. In 2012, McGladrey & Pullen LLP changed its name to McGladrey LLP.

Audit Fees. The aggregate fees billed for professional services by McGladrey LLP in connection with the audit of the annual financial statements for the years ended December 31, 2012 and 2011, including the reviews of the financial statements included in the Company and the Bank’s annual and quarterly filings with the SEC and the OCC, were $254,542 and $194,925, respectively.

Audit-Related Fees. The aggregate fees billed by McGladrey LLP for audit-related services for the years ended December 31, 2012 and 2011, were $59,500 and $68,400, respectively. These fees related to compliance audits, consent procedures and other audit requirements.

Tax Fees. The fees billed by RSM McGladrey, Inc. for tax compliance and advice, including the preparation of the Company and the Bank’s 2012 and 2011 corporate consolidated tax returns, were $49,000 and $17,997, respectively.

All Other Fees. These fees generally relate to assistance in connection with regulatory filings and accounting and disclosure consultation. The Company and the Bank did not incur any such fees for 2012 or 2011.

Audit Committee Pre-Approval Policy

The services performed by our independent accountants in 2012 were pre-approved by our audit committee. Our audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditor and management are required to report periodically to our audit committee regarding the extent of services provided by the independent auditor in accordance with such pre-approval, and the fees for the services performed to date. Our audit committee may also pre-approve particular services on a case by case basis.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number Description of Exhibit

2.1	Agreement and Plan of Merger, dated April 23, 2009, between Panther Community Bank, N.A. and First National Bank of the Gulf Coast (in organization) (incorporated by reference to Form S-4 filed with the SEC on June 28, 2012).

2.2	First Amendment to the Agreement and Plan of Merger, dated as of June 23, 2009, between Panther Community Bank, N.A. and First National Bank of the Gulf Coast (in organization) (incorporated by reference to Form S-4 filed with the SEC on June 28, 2012).

2.3	Reorganization Agreement and Plan of Share Exchange, dated June 26, 2012, between First National Bank of the Gulf Coast and TGR Financial, Inc. (incorporated by reference to Form S-4 filed with the SEC on June 28, 2012).

2.4	Purchase and Assumption Agreement – Whole Bank/All Deposits, dated July 20, 2012, between First National Bank of the Gulf Coast, Federal Deposit Insurance Corporation, Receiver of the Royal Palm Bank of Florida, Naples, Florida and Federal Deposit Insurance Corporation (incorporated by reference to Form S-4/A filed with the SEC on August 3, 2012).

3.1	Articles of Share Exchange between TGR Financial, Inc. and First National Bank of the Gulf Coast dated September 25, 2012 (incorporated by reference to Form 8-K filed with the SEC on September 25, 2012).

3.2	Amended and Restated Articles of Incorporation of TGR Financial, Inc (incorporated by reference to Form 8-K filed with the SEC on September 25, 2012).

3.3	Certificate of Designation, Preferences and Rights of Series A Nonvoting Convertible Preferred Stock of TGR Financial, Inc (incorporated by reference to Form 8-K filed with the SEC on September 25, 2012).

3.4	Amended and Restated Bylaws of TGR Financial, Inc (incorporated by reference to Form 8-K filed with the SEC on September 25, 2012).

4.1	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions in TGR Financial Inc.’s Articles of Incorporation and Bylaws defining the rights of holders of the Company’s common stock and preferred stock.

4.2	Form of Certificate of TGR Financial, Inc. common stock (incorporated by reference to Form S-4 filed with the SEC on June 28, 2012).

4.3	Form of TGR Financial, Inc. Organizer Warrant (incorporated by reference to Form S-4 filed with the SEC on June 28, 2012).

4.4	Form of TGR Financial, Inc. Shareholder Warrant (incorporated by reference to Form S-4 filed with the SEC on June 28, 2012).

10.1	Investment Agreement, between TGR Financial, Inc. and the investors referred to therein, dated September 19, 2012 (incorporated by reference to Form 8-K filed with the SEC on September 25, 2012).

10.2	Registration Rights Agreement, among TGR Financial, Inc. and the holders a party thereto, dated September 19, 2012 (incorporated by reference to Form 8-K filed with the SEC on September 25, 2012).

10.3	Stockholders’ Agreement, among TGR Financial, Inc. and the stockholders a party thereto, dated September 19, 2012 (incorporated by reference to Form 8-K filed with the SEC on September 25, 2012).

10.4	Amended and Restated Officers’ and Employees’ Stock Option Plan of TGR Financial, Inc. (management compensation plan or arrangement).*

10.5	Amended and Restated Directors’ Stock Option Plan of TGR Financial, Inc. (management compensation plan or arrangement).*

14.1	Code of Ethics of TGR Financial, Inc.*

21.1	Subsidiaries of the Registrant.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.*

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Financial Statements.*

101.INS	XBRL Instance Document.*^

101.SCH	XBRL Taxonomy Extension Schema Document.*^

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*^

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*^

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*^

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*^

*	Filed herewith.
^	In accordance with Regulation S-T, XBRL (Extensible Business Reporting Language) related information in Exhibit No. (101) to this Annual Report on Form 10-K shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be incorporated by reference into any registration statement pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific preference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TGR FINANCIAL, INC.

Date: March 28, 2013	By:	/s/ Gary L. Tice
Gary L. Tice
Chairman and Chief Executive Officer (principal executive officer)

Date: March 28, 2013	By:	/s/ Robert T. Reichert
Robert T. Reichert
Chief Administrative Officer and Chief Financial Officer (principal financial and accounting officer)

Pursuant to with the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ GARY L. TICE Gary L. Tice	Chairman, Chief Executive Officer, Director (principal executive officer)	March 28, 2013

/S/ GARRETT S. RICHTER Garrett S. Richter	President and Director	March 28, 2013

/S/ ROBERT T. REICHERT Robert T. Reichert	Senior Executive Vice President, Chief Administrative Officer and Chief Financial Officer (principal accounting and principal financial officer)	March 28, 2013

Thomas G. Brewer	Director	March 28, 2013

/S/ CHRISTOPHER C. CASCIATO Christopher C. Casciato	Director	March 19, 2013

/S/ ADAM D. COMPTON Adam D. Compton	Director	March 25, 2013

/S/ ROBERT M. FEERICK Robert M. Feerick	Director	March 19, 2013

Signature	Title	Date

John J. Guinee	Director	March 28, 2013

/S/ MICHAEL J. KERSCHNER Michael J. Kerschner	Director	March 25, 2013

/S/ DIANNE GILLMOR KRUMSEE Dianne Gillmor Krumsee	Director	March 20, 2013

/S/ JAMES S. LINDSAY James S. Lindsay	Director	March 25, 2013

/S/ EDWARD J. MACE Edward J. Mace	Director	March 25, 2013

/S/ JUDY R. MILLER Judy R. Miller	Director	March 20, 2013

Robert I. Usdan	Director	March 28, 2013

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by

Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

An annual report and proxy statement of the Company will be sent to security holders of the Company subsequent to the filing of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit	Description
2.1	Agreement and Plan of Merger, dated April 23, 2009, between Panther Community Bank, N.A. and First National Bank of the Gulf Coast (in organization) (incorporated by reference to Form S-4 filed with the SEC on June 28, 2012).

2.2	First Amendment to the Agreement and Plan of Merger, dated as of June 23, 2009, between Panther Community Bank, N.A. and First National Bank of the Gulf Coast (in organization) (incorporated by reference to Form S-4 filed with the SEC on June 28, 2012).

2.3	Reorganization Agreement and Plan of Share Exchange, dated June 26, 2012, between First National Bank of the Gulf Coast and TGR Financial, Inc. (incorporated by reference to Form S-4 filed with the SEC on June 28, 2012).

2.4	Purchase and Assumption Agreement – Whole Bank/All Deposits, dated July 20, 2012, between First National Bank of the Gulf Coast, Federal Deposit Insurance Corporation, Receiver of the Royal Palm Bank of Florida, Naples, Florida and Federal Deposit Insurance Corporation (incorporated by reference to Form S-4/A filed with the SEC on August 3, 2012).

3.1	Articles of Share Exchange between TGR Financial, Inc. and First National Bank of the Gulf Coast, dated September 25, 2012 (incorporated by reference to Form 8-K filed with the SEC on September 25, 2012).

3.2	Amended and Restated Articles of Incorporation of TGR Financial, Inc (incorporated by reference to Form 8-K filed with the SEC on September 25, 2012).

3.3	Certificate of Designation, Preferences and Rights of Series A Nonvoting Convertible Preferred Stock of TGR Financial, Inc (incorporated by reference to Form 8-K filed with the SEC on September 25, 2012).

3.4	Amended and Restated Bylaws of TGR Financial, Inc (incorporated by reference to Form 8-K filed with the SEC on September 25, 2012).

4.1	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions in TGR Financial Inc.’s Articles of Incorporation and Bylaws defining the rights of holders of the Company’s common stock and preferred stock.

4.2	Form of Certificate of TGR Financial, Inc. common stock (incorporated by reference to Form S-4 filed with the SEC on June 28, 2012).

4.3	Form of TGR Financial, Inc. Organizer Warrant (incorporated by reference to Form S-4 filed with the SEC on June 28, 2012).

4.4	Form of TGR Financial, Inc. Shareholder Warrant (incorporated by reference to Form S-4 filed with the SEC on June 28, 2012).

10.1	Investment Agreement, between TGR Financial, Inc. and the investors referred to therein, dated September 19, 2012 (incorporated by reference to Form 8-K filed with the SEC on September 25, 2012).

10.2	Registration Rights Agreement, among TGR Financial, Inc. and the holders a party thereto, dated September 19, 2012 (incorporated by reference to Form 8-K filed with the SEC on September 25, 2012).

10.3	Stockholders’ Agreement, among TGR Financial, Inc. and the stockholders a party thereto, dated September 19, 2012 (incorporated by reference to Form 8-K filed with the SEC on September 25, 2012).

10.4	Amended and Restated Officers’ and Employees’ Stock Option Plan of TGR Financial, Inc. (management compensation plan or arrangement).*

10.5	Amended and Restated Directors’ Stock Option Plan of TGR Financial, Inc. (management compensation plan or arrangement).*

14.1	Code of Ethics of TGR Financial, Inc.*

21.1	Subsidiaries of the Registrant.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.*

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Financial Statements.*

101.INS	XBRL Instance Document.*^

101.SCH	XBRL Taxonomy Extension Schema Document.*^

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*^

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*^

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*^

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*^

*	Filed herewith.
^	In accordance with Regulation S-T, XBRL (Extensible Business Reporting Language) related information in Exhibit No. (101) to this Annual Report on Form 10-K shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be incorporated by reference into any registration statement pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific preference in such filing.